Form 10QSB
period 2007-09-30
OSLER INC.
filed 2007-11-13
CIK 1403433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to_______

Commission file number: 333-146163

OSLER INCORPORATED
(Exact name of small business issuer as specified in its charter)

Nevada	20-8195637
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1864 Portage Avenue, Suite 103
Winnipeg, Manitoba, R3J 0H2
(Address of principal executive offices)

(204) 951-1544
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of September 30, 2007 the issuer had 54,800,000 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ].

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OSLER INCORPORATED
(An Exploration Stage Company)
BALANCE SHEET
September 30, 2007

ASSETS
Current assets:
Cash	$6,438
Total current assets Property and equipment, net	$6,438 3,565
Total assets	$10,003
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities Notes payable	$1,800 10,450
Total current liabilities	12,250
Total liabilities	12,250
STOCKHOLDERS' DEFICIT:

Common stock, $.001 par value, 75,000,000 shares authorized, 54,800,000 shares issued and outstanding	54,800
Additional paid-in-capital	(27,000)
Deficit accumulated during the exploration stage	(30,047)
Total stockholders' deficit	(2,447)
Total liabilities and stockholders' deficit	$10,003

The accompanying notes are an integral part of these financial statements

 OSLER INCORPORATED
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended September 30, 2007 and 2006,
and Period from July 30, 2004 (Inception) through September 30, 2007

	Three months ended September 30, 2007	Three months ended September 30, 2006	Inception through September 30, 2007
Cost and expenses:
Mineral exploration	$-	$-	$3,500
General and administrative	16,176	-	26,547
Loss from operations	(16,176)	-	(30,047)

Net loss	$(16,176)	$-	$(30,047)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	54,800,000	30,000,000

The accompanying notes are an integral part of these financial statements

 OSLER INCORPORATED
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2007 and 2006,
and Period from July 30, 2004 (Inception) through September 30, 2007

	Three months ended September 30, 2007	Three months ended September 30, 2006	Inception through September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,176)	$-	$(30,047)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation Expense			170
Net change in:
Accounts Payable	(1,555)	-	1,800

CASH FLOWS USED IN OPERATING ACTIVITIES	(17,731)	-	(28,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property & equipment	-	-	(3,735)

CASH FLOWS USED IN INVESTING ACTIVITIES	(1,555)	-	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from shareholders advances	-	-	10,450

Cash received from common stock	-	-	27,800

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	38,250

NET INCREASE (DECREASE) IN CASH	$(17,731)	-	6,438

Cash, beginning of period	24,169	-	-

Cash, end of period	$6,438	-	$6,438

SUPPLEMENTAL CASH FLOW INFORMATION

The accompanying notes are an integral part of these financial statements

OSLER INCORPORATED
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

Note 1             Basis of Presentation

The accompanying unaudited interim financial statements of Osler Incorporated ("Osler" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007, as reported in the Form SB-2, have been omitted.

Note 2                 Related Party Transactions

The Company was charged the following by a director of the Company:

			July 30, 2004
			Inception to
	Three months ended September 30,		September 30,
	2007	2006	2007

Management fees	$ 3,000	$ -	$ 3,000

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

From July 30, 2004 (inception) through September 30, 2007, the Company issued 30,000,000 common shares for $3,000 to a director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF OSLER INCORPORATED ("OSLER", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007.

History:

Osler Incorporated (“we,” “us,” and the “Company”) are a gold and silver exploration company incorporated on July 30, 2004 in the State of Nevada.  On April 5, 2007 we acquired the Far 1 – 4 mineral claims comprising 82.64 acres (approximately 33.44 hectares) in Esmeralda County, in the State of Nevada from James McLeod (the “Far” property).

In April 2007, we engaged James W. McLeod, Professional Geoscientist, who is familiar with the Esmeralda County area in Nevada, to develop a report about our Far 1 – 4 mineral claims.  The report entitled “Review and Recommendations, Far 1- 4 Mineral Claims” dated April 5, 2007 describes the mineral claims, the regional geology, the mineral potential of the claim and recommendations on how we should explore the claims.

The potential economic significance of the mineral claims is that according to our consulting geologist's report, the geology and aeromagnetic data of the mineral claims suggests some bedrock faulting may have affected the area.

Description and Location of Property

The Far 1 - 4 mineral claims consist of 4 located mineral claims in one contiguous group, comprising a total of 82.64 acres (33.44 hectares) as follows:

Name	Area (acres)	Expiry Date
Far 1	20.66	September 1, 2008*
Far 2	20.66	September 1, 2008*
Far 3	20.66	September 1, 2008*
Far 4	20.66	September 1, 2008*

*The Far 1 - 4 mineral claims currently have an expiration date of September 1, 2008 and in order to maintain the claims in good standing it will be necessary for us to coordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claims with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim.  Failure to perform and record valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claims.

The mineral claim area is located in Esmeralda County, Nevada on the Split Mountain 71/2° map sheet.  At the center of the property the latitude is 37° 40.600'N and the longitude is 117° 25.167'W.  The Far 1 - 4 mineral claims lie approximately 9 air miles west-southwest of Goldfield, Nevada.

Competitive Conditions

The mineral exploration business is a competitive industry.  We are competing with many other exploration companies looking for minerals.  We compete with numerous other companies which have resources far in excess of ours.  Being a junior mineral exploration company, we compete with such other companies for financing and joint venture partners and exploration resources including professional geologists, camp staff, and mineral exploration supplies.

Employees

We do not have any employees other than Greg Chapman.  We intend to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our Far 1 - 4 mineral claims.

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Far 1 - 4 mineral claims, of which there can be no assurance.  Currently we do not have enough cash on hand to complete the first phase of our proposed exploration program (described below), nor do we have enough funds to carry out Phase 2 and Phase 3 of our proposed exploration program or any additional exploration work if the results of the proposed exploration program are successful at this time, but we plan to take steps to raise additional funds in the future through the sale of equity and/or debt, of which there can be no assurance.  Although we believe we can operate until March 2008 with cash currently on hand, we estimate that we will need $70,000 of additional funds to continue our operations for the next twelve months.  Additionally, we will need to raise at least $10,000 in additional capital to conduct our Phase 1 exploration activities, which we can provide no assurances will be raised, on favorable terms, if at all. The following is a brief summary of our proposed exploration program:

1.       As recommended by our consulting geologist, we plan to implement a three phase exploration program on our Far mineral claims at a total approximate cost of $60,000, as follows:

(a)
In January or February 2008, funding permitting, we hope to carry out Phase 1 of the program which will consist of detailed prospecting, mapping and Mobile Metal Ion (“MMI”) soil geochemistry at a total cost of approximately $10,000, which we do not currently have.  This phase is expected to take 30 – 45 days to complete, which includes turn around time on the soil sample analyses, that will be conducted exclusively in Australia;

(b)
Phase 2 of the program will consist of magnetometer and Vertical Loop (“VLF”) electromagnetic, grid controlled surveys over the areas of interest determined by the Phase I survey, at a total cost of approximately $15,000.  Included in the estimated cost is transportation, accommodation, board, grid installation, maps and a report.  This phase is expected to take two weeks to complete;

(c)
Depending upon positive results from Phase I and Phase 2, we plan to carry out Phase 3 of the proposed work program.  Phase 3 will consist of induced polarization and electromagnetic resistivity surveys over grid controlled anomalous areas of interest outlined in the Phase 1 and Phase 2 field work at a total cost of approximately $35,000.  The estimated time to complete this phase is three weeks.

As of September 30, 2007 we had a cash balance of $6,438.  Currently we do not have enough cash on hand to complete Phase 1 of our proposed exploration program.  If we are able to raise sufficient capital to complete the first phase of our exploration program, and such phase is successful, we will likely still have to raise additional funds so that our next phases of exploration can commence.  We plan to take steps to raise additional funds in the future through the sale of equity and/or debt, of which there can be no assurance

During the next 12 months, we do not anticipate generating any revenue.  We anticipate that any additional funding will come from equity financing from the sale of our common stock, debt financing or the sale of part of our interest in our Far 1 - 4 mineral claims.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our third phase exploration program, on favourable terms, if at all.  In the absence of such financing, our business will fail.  We may consider entering into a joint venture partnership by partnering with a major resource company to provide the required funding to complete our continued exploration of our Far 1 - 4 mineral claims.  We have not undertaken any efforts to locate a joint venture partner.  If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mining claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

•	our ability to raise additional funding;

•	the market price for gold;

•	the results of our proposed exploration programs on the mining claims; and

•	our ability to find joint venture partners for the development of our mining claim interests.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Three Phase Exploration Program Cost Review

A recommended three phase exploration program is proposed.  The costs described which include detailed prospecting, Mobile Metal Ion (“MMI”) soil geochemistry, magnetometer and Vertical Loop (“VLF”) electromagnetic surveys, and induced polarization and electromagnetic resistivity surveys make up the three phase program.  The following summarizes each phase of exploration:

Phase 1

Detailed prospecting, mapping and MMI soil geochemistry. This program is expected to take 30-45 days to complete, including turnaround time on the soil sample analyses that are conducted exclusively in Australia.

Estimated Cost:                                $ 10,000

Phase 2

Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. This program is expected to take two weeks to complete. Included in this estimated cost is transportation, accommodation, board, grid installation, maps and report.

Estimated Costs:                              $ 15,000

Phase 3

Induced polarization (IP) and  electromagnetic (EM)- resistivity surveys over grid controlled anomalous areas of interest outlined by the Phase 1&2 fieldwork.  The estimated time to complete this phase is three weeks. Includes assays, maps and reports.

Estimated Costs:                              $ 35,000

      Total Costs:                                $ 60,000

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

We did not generate any revenue for the three months ended September 30, 2007 or 2006, nor for the period from inception, July 30, 2004 through September 30, 2007.

We had total operating expenses of $16,176 for the three months ended September 30, 2007, compared to total operating expenses of $0 for the three months ended September 30, 2006, an increase in total operating expenses of $16,176 from the prior period.  The main reason for the increase in operating expenses was increased expenses associated with the preparation, review and audit of our Form SB-2 Registration Statement and related financial statements during the three months ended September 30, 2007, which expenses were not present during the three months ended September 30, 2006.

We had a net loss of $16,176 for the three months ended September 30, 2007, compared to a net loss of $0 for the three months ended September 30, 2006, an increase in net loss of $16,176 from the prior period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007 we had cash of $6,438.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Far 1 - 4 mineral claims and our business will fail.

We had property and equipment, net of $3,565 as of September 30, 2007, which represented a laptop computer and office furniture.

We had $12,250 of total liabilities as of September 30, 2007, representing $1,800 of accounts payable and accrued liabilities and $10,450 of note payable, which amount is due to Mr. Chapman in connection with personal funds advanced to the Company.  The loan is unsecured, non-interest bearing and payable on demand.

We had a working capital deficiency of $5,812 and a deficit accumulated during the exploration stage of $30,047 as of September 30, 2007.

We had $17,731 of net cash flows used in operating activities for the year ended September 30, 2007, which included $16,176 of net loss plus $1,555 of changes in accounts payable.

We have no current commitment from our officers and Director or any of our shareholders to supplement our operations or provide us with financing in the future. Greg Chapman, our Chief Executive Officer, has, however, verbally pledged to continue loaning us funds on an as needed basis to maintain our corporate filings and for general working capital.  Mr. Chapman’s pledge is not an assurance and is not binding on Mr. Chapman in any way.  As such, Mr. Chapman reserves the right to and may discontinue funding operations at any time, at which time we will need to raise additional capital, which capital may not be available on favorable terms, if at all.

If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.  Currently we believe we can operate until approximately March 2008 with our cash on hand and with additional loans from Mr. Chapman.  However, we estimate that we will need approximately $70,000 of additional funds to continue our operations for the next twelve months, and will need to raise at least $10,000 to complete our Phase 1 exploration activities.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

RISK FACTORS

If we do not obtain additional financing, our business may fail.

We do not have sufficient financing to complete any phases of our planned exploration program on our Far 1 - 4 mineral claims, and we will need approximately $55,000 in additional financing in order to complete phases one, two, and three of such exploration program (described below under Management’s Discussion and Analysis or Plan of Operation”).  We plan to conduct our Phase 1 activities in January or February 2008, funding permitting, however, we do not currently have sufficient funding to begin and/or complete such exploration, and will need to raise at least $10,000 prior to us being able to begin such exploration phase.

Our business plan calls for significant expenses in connection with the exploration of our mineral claim and we do not currently have any commitments from our management, shareholders or any third parties to provide us with funding, other than a non-binding, verbal commitment from our Chief Executive Officer, nor have we made any arrangements to secure any additional financing to date.  If we are unable to raise additional funds, we will not be able to begin to and/or continue to explore and develop our mineral property and our business may fail and as a result, any investment in the Company could become worthless.

Our failure to make required work expenditures or pay the annual fees in lieu thereof could cause us to lose title to our mineral claims, which could prevent us from carrying out our business plan.

The Far 1 - 4 mineral claims currently have an expiration date of September 1, 2008 and in order to maintain the claims in good standing it will be necessary for us to coordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claims with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim.  Failure to perform and record valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claims, which could prevent us from carrying out our business plan and would likely cause any investment in us to become worthless.

We rely upon key personnel and if he leaves us, our business plan and results of operations could be adversely affected.

We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director, Greg Chapman for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Chapman. Moving forward, should we lose the services of Mr. Chapman, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities. As a result of this, your investment in us could become devalued or worthless.

Greg Chapman, our sole officer and Director will be subject to conflicts of interest between our company and several other companies he currently serves as officers and Directors of.

In addition to serving as our sole officer and Director, Mr. Chapman serves as the sole officer and Director of Hague Corp. (“Hague”), a company which plans to conduct exploration activities on mineral properties close to ours, file a Form SB-2 registration statement similar to ours and eventually have its common stock quoted on the OTCBB bulletin board like us.  In addition to his service to our company and Hague Corp., Mr. Chapman serves as the owner, manager and operator of CFM Accounting in Winnipeg, Manitoba (“CFM”).  Mr. Chapman’s service to Hague and CFM take approximately 16 hours per week, and as a result the amount of time Mr. Chapman has to spend on Company matters, currently estimated at 8 hours per week, could be limited.  Conflicts of interest may also exist between Mr. Chapman’s service to us and Hague, as we may both compete for the services of various consultants, future mining claims (funding permitting, if our management feels purchasing additional mining claims is in our best interest) and/or suppliers.  Investors should keep in mind that Mr. Chapman has interests outside of the Company, which include Hague, which whom we may directly compete in the future, and as such, the amount of time Mr. Chapman is able to spend on the Company’s operations may be limited.  As a result, we could be forced to find additional management personnel and/or curtail or abandon our business plan.

We will be subject to numerous risks if we commence mining operations, of which there can be no assurance.

The mineral exploration and mining business is competitive in all of its phases. We currently have no mining operations of any kind; however, if we do commence mining activities in the future, we will be subject to numerous risks, including:

o  competitors with greater financial, technical and other resources, in the search for and the acquisition of attractive mineral properties;

o  our ability to select and acquire suitable producing properties or prospects for mineral exploration;

o  the accuracy of our reserve estimates, if any, which may be affected by the following factors beyond our control:

- declines in the market price of the various metals we mine;

- increased production or capital costs;

- reduction in the grade or tonnage of the deposit;

- increase in the dilution of the ore; or

- reduced recovery rates;

o  risks and hazards associated with environmental hazards, political and country risks, civil unrest or terrorism, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, explosive rock failures; and flooding and periodic interruptions due to inclement or hazardous weather conditions; and

o  our failure to maintain insurance on certain risks associated with any exploration activities we may undertake in the future.

If we do begin exploration activities in the future, of which there can be no assurance, we will be subject to the above risks. If any of the above risks occur, we may be forced to curtail or abandon our operations and/or exploration and development activities, if any. As a result, any investment in us could decrease in value and/or become worthless.

Our determinations of whether our planned activities and estimates of potential reserves, if any, may be inaccurate.

We are currently in the exploration stage. Before we can begin a development project, if ever, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

o expected recovery rates of metals from the ore;
o facility and equipment costs;
o capital and operating costs of a development project;
o future metals prices;
o currency exchange and repatriation risks;
o tax rates;
o inflation rates;
o political risks and regulatory climate in Canada; and
o availability of credit.

Any development projects we may undertake in the future will likely not have an operating history upon which to base these estimates and as a result, actual cash operating costs and returns from a development project, if any, may differ substantially from our estimates. Consequently, it may not be economically feasible to continue with a development project, if one is started.

Our planned mineral exploration efforts are highly speculative.

Mineral exploration is highly speculative. It involves many risks and is often nonproductive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons. Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities. As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.

Our property has not produced any commercial reserves or ore body, and the probability of such property producing any commercially viable reserves in the future is remote.

Our mineral project is in the exploration stage as opposed to the development stage and we have no known body of economic mineralization. The known mineralization at these projects has not been determined to be economic ore. Until further exploration activities can be conducted, there can be no assurance that a commercially mineable ore body exists on any of our properties. In order to carry out exploration and development programs of any economic ore body and place it into commercial production, we will be required to raise substantial additional funding, and even if we are successful in completing our exploration activities on our property, we may not be successful in finding commercial quantities of minerals. Furthermore, the probability of an individual prospect ever having reserves or being commercially viable is extremely remote. As a result, there is only a small probability that any of our properties contain any reserves and that any funds spent on exploration activities will ever be recovered.

Mining operations in general involve a high degree of risk, which we may be unable, or may not choose to insure against, making exploration and/or development activities we may pursue subject to potential legal liability for certain claims.

Our operations are subject to all of the hazards and risks normally encountered in the exploration, development and production of minerals. These include unusual and unexpected geological formations, rock falls, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although we plan to take adequate precautions to minimize these risks, and risks associated with equipment failure or failure of retaining dams which may result in environmental pollution, there can be no assurance that even with our precautions, damage or loss will not occur and that we will not be subject to liability which will have a material adverse effect on our business, results of operation and financial condition. If this were to happen, we could be forced to curtail or abandon our business activities.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have not begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully.  We were incorporated on July 30, 2004 and to date have been involved primarily in organizational activities, obtaining financing and acquiring our mineral claims.  We have not earned any revenues and we have never achieved profitability as of the date of this prospectus.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral property that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks our business will likely fail and your securities will become worthless.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

We have never earned any revenue and we have never been profitable. Prior to completing exploration on our Far 1 - 4 mineral claims, we may incur increased operating expenses without realizing any revenues from our claims, causing us to incur operating losses for the foreseeable future.  If our operating losses continue for a sustained period our business may fail.

Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable gold or silver deposits will be found and our business will fail.

Exploration for gold and silver is a speculative venture involving substantial risk.  We can provide investors with no assurance that our Far 1 - 4 mineral claims contain commercially viable gold or silver deposits.  The exploration program that we will conduct on our claims may not result in the discovery of commercially viable gold or silver deposits.  Problems such as unusual and unexpected rock formations and other conditions are involved in gold and silver exploration, which often result in unsuccessful exploration efforts.  In such a case, we may be unable to complete our business plan and any investment in us may become worthless.

Because of the inherent dangers involved in gold and silver exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for gold and silver involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  We currently have no such insurance nor do we expect to get such insurance for the foreseeable future.  If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets causing our business to fail.

As we undertake exploration of our mining claims, we will be subject to compliance of government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals.  We will be subject to the mining laws and regulations as contained in the Chapter 519A of the Nevada Revised Statutes as we carry out our exploration program.  We may be required to obtain work permits and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

Our planned exploration and development activities may be adversely affected by inclement weather in and around our claims.

The temperatures on our claims can range between a low of -20 degrees Fahrenheit  in the winter to a high of 100+ degrees Fahrenheit in the summer. Snow may be present on the ground from December to February, and this presence may hamper a year-round exploration and/or development program, and/or cause us to spend additional resources to heat and/or remove snow from our operations, if any.

Additionally, inclement weather at the airports in and around our claims may make it more difficult for us to obtain the materials we will require for any of our planned exploration activities, and/or for our personnel to visit our claims. As a result, if there is an abnormal amount of snowfall and/or inclement weather on our claims or particularly bad winter weather at the airports surrounding our claims, we could be forced to expend additional finances dealing with such snow on our claims and with the delays such abnormal snowfall could have on our then operations, if any. The expense of additional monies could cause our revenues, if any to decline and/or cause us to curtail or abandon our business operations.

Because our management has no experience in the mineral exploration business we may make mistakes and this could cause our business to fail.

Our President has no previous experience operating an exploration or a mining company and because of this lack of experience he may make mistakes.  Our management lacks the technical training and experience with exploring for, starting, or operating a mine.  We rely on information provided by our geologist in our attempt to carry out exploration on our Far 1 - 4 mineral claims.   With no direct training or experience in these areas our management may not be fully aware of the many specific requirements related to working in this industry.  Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in this industry.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in Note 1 to our audited financial statements filed with our Form SB-2 registration statement, we were incorporated on July 30, 2004, and we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There is no liquidity and no established public market for our common stock and it may prove impossible to sell your shares.

There is presently no public market in our shares.  While we intend to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities, we cannot guarantee that such sponsorship will be approved and our stock listed and quoted for sale.  Even if our shares are quoted for sale, buyers may be insufficient in numbers to allow for a robust market, it may prove impossible to sell your shares.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Securities Exchange Act”) impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks".  A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Greg Chapman, our Chief Executive Officer and sole Director can vote an aggregate of 55% of our common stock and will exercise control over corporate decisions including the appointment of new directors.

Greg Chapman, our Chief Executive Officer and sole Director can vote an aggregate of 30,000,000 shares or 55% of our outstanding common stock. Accordingly, Mr. Chapman will exercise control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Chapman as a Director of the Company, which will mean that he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. .  Additionally, such control may have the effect of delaying, deferring or preventing a change of control. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit Number	Description

3.1(1)	Articles of Incorporation filed July 30, 2004
3.2(1)	Bylaws, effective August 2, 2004
5.1(1)	Opinion and consent of The Loev Law Firm, PC re: the legality of the shares being registered
10.1(1)	Mineral Property Acquisition Agreement

31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herein.

(1) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on September 19, 2007, and incorporated herein by reference.

b) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSLER INCORPORATED

DATED: November 13, 2007	By: /s/ Greg Chapman
Greg Chapman
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)