Form 10QSB
period 2007-12-31
OSLER INC.
filed 2008-02-13
CIK 1403433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to_______

Commission file number: 333-146163

OSLER INCORPORATED

(Exact name of small business issuer as specified in its charter)

                                              Nevada                                                            20-8195637

                                       (State or other jurisdiction of                                                           (IRS Employer

                                                 incorporation)                                                                    Identification No.)

1864 Portage Avenue, Suite 103

Winnipeg, Manitoba, R3J 0H2

(Address of principal executive offices)

(204) 951-1544

(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of December 31, 2007 the issuer had 54,800,000 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ].

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [ X ]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

Our unaudited financial statements for the six months ended December 31, 2007 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended December 31, 2007 include:

(a)

Balance Sheet as of December 31, 2007;

(b)

Statements of Operations – three and six months ended December 31, 2007 and 2006, and inception through December 31, 2007;

(c)

Statements of Cash Flows –  six months ended December 31, 2007 and 2006 and Date of Inception to December 31, 2007; and

(d)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2008.

OSLER INCORPORATED

(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

- # -

OSLER INCORPORATED

(An Exploration Stage Company)

BALANCE SHEET

December 31, 2007

(Unaudited)

ASSETS
Current Assets:
Cash	$ 2

Total current assets	2

Property and equipment, net	3,565

Total assets	$ 3,567

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:

Notes payable	$ 15,450
Total current liabilities	15,450

Total liabilities	15,450

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 75,000,000 shares authorized, 54,800,000 shares issued and outstanding	54,800
Additional paid-in capital	(27,000)
Deficit accumulated during the exploration stage	(39,683)

Total stockholders’ deficit	(11,883)

Total liabilities and stockholders’ deficit	$ 3,567

The accompanying notes are an integral part of these financial statements

OSLER INCORPORATED

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

Three and six month ended December 31, 2007 and 2006

and Period from July 30, 2004 (Inception) through December 31, 2007

(Unaudited)

	3 months	3 months	6 months	6 months	Inception
	ended	ended	ended	ended	Through
	12/31/07	12/31/06	12/31/07	12/31/06	12/31/07

COSTS AND EXPENSES:
Mineral exploration	$ 750	$ -	$ 750	$ -	$ 4,250
General and administrative	10,686	-	25,062	-	35,433

Net loss from operations	11,436	-	25,812	-	39,683

Net loss	$ 11,436	$ -	$ 25,812	$ -	$ 39,683

Net loss per share:
Basic and diluted	$ -	$ -	$ -	$ -

Weighted average shares
outstanding:
Basic and diluted	54,800,000	54,800,000	54,800,000	54,800,000

The accompanying notes are an integral part of these financial statements

OSLER INCORPORATED

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

Six month period ended December 31, 2007 and 2006

and Period from July 30, 2004 (Inception) through December 31, 2007

(Unaudited)

	Six months ended December 31, 2007	Six months ended December 31, 2006	Inception through December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (25,812)	$ -	$ (39,683)

Adjustments to reconcile net loss to
cash used in operating activities:

Depreciation Expense	-	-	170

Net change in:
Accounts payable	(3,355)	-	-

CASH FLOWS USED IN	(29,167)	-	(39,513)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(3,735)

CASH FLOWS USED IN	-	-	(3,735)
INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	5,000	-	15,450
Cash received from sale of common stock	-	-	27,800

CASH FLOWS PROVIDED BY	5,000	-	43,250
FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH	(24,167)	-	2

Cash, beginning of period	24,169	-	-

Cash, end of period	$ 2	$ -	$ 2

SUPPLEMENTAL CASH FLOW
INFORMATION

The accompanying notes are an integral part of these financial statements

OSLER INCORPORATED
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

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

Note 2

Related Party Transactions

The Company was charged the following by a director of the Company:

			July 30, 2004
			(Date of
			Inception) to
	Six months ended	December 31,	December 31,
	2007	2006	2007

Management fees	$ 3,000	$ -	$ 3,000

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF OSLER INCORPORATED ("OSLER", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.

History:

Osler Incorporated is a gold and silver exploration company incorporated on July 30, 2004 in the State of Nevada.  On April 5, 2007 we acquired the Far 1 – 4 mineral claims comprising 82.64 acres (approximately 33.44 hectares) in Esmeralda County, in the State of Nevada from James McLeod (the “Far” property).

In April 2007, we engaged James W. McLeod, Professional Geoscientist, who is familiar with the Esmeralda County area in Nevada, to develop a report about our Far Property.  The report entitled “Review and Recommendations, Far 1- 4 Mineral Claims” dated April 5, 2007 describes the mineral claims, the regional geology, the mineral potential of the claim and recommendations on how we should explore the claims.

The potential economic significance of the mineral claims is that according to our consulting geologist's report, the geology and aeromagnetic data of the mineral claims suggests some bedrock faulting may have affected the area.

Description and Location of Property

The Far Property consists of 4 located mineral claims in one contiguous group, comprising a total of 82.64 acres (33.44 hectares) as follows:

Name	Area (acres)	Expiry Date
Far 1	20.66	September 1, 2008*
Far 2	20.66	September 1, 2008*
Far 3	20.66	September 1, 2008*
Far 4	20.66	September 1, 2008*

*The Far 1 - 4 mineral claims currently have an expiration date of September 1, 2008 and in order to maintain the claims in good standing it will be necessary for us to co-ordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claims with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim.  Failure to perform and record valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claims.

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

Employees

We do not have any employees other than Greg Chapman.  We intend to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our Far Property.

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Far Property, of which there can be no assurance.  Currently we do not have enough cash on hand to complete the first phase of our proposed exploration program (described below), nor do we have enough funds to carry out Phase 2 and Phase 3 of our proposed exploration program or any additional exploration work if the results of the proposed exploration program are successful at this time, but we plan to take steps to raise additional funds in the future through the sale of equity and/or debt, of which there can be no assurance.  We do not currently have sufficient funds on hand to carry on operations for the next 12 months; we estimate that we will need $70,000 of additional funds to continue our operations for the next twelve months.  Additionally, we will need to raise at least $10,000 in additional capital to conduct our Phase 1 exploration activities, which we can provide no assurances will be raised, on favorable terms, if at all.  The following is a brief summary of our proposed exploration program:

1.

As recommended by our consulting geologist, we plan to implement a three phase exploration program on our Far Property at a total approximate cost of $60,000, as follows:

(a)

In February or March 2008, funding permitting, we hope to carry out Phase 1 of the program which will consist of detailed prospecting, mapping and Mobile Metal Ion (“MMI”) soil geochemistry at a total cost of approximately $10,000, which we do not currently have.  This phase is expected to take 30 – 45 days to complete, which includes turn around time on the soil sample analyses, that will be conducted exclusively in Australia;

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

As of December 31, 2007 we had a cash balance of $2.  Currently we do not have enough cash on hand to complete Phase 1 of our proposed exploration program.  If we are able to raise sufficient capital to complete the first phase of our exploration program, and such phase is successful, we will likely still have to raise additional funds so that our next phases of exploration can commence.  We plan to take steps to raise additional funds in the future through the sale of equity and/or debt, of which there can be no assurance

During the next 12 months, we do not anticipate generating any revenue.  We anticipate that any additional funding will come from equity financing from the sale of our common stock, debt financing or the sale of part of our interest in our Far Property.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our three phase exploration program, on favourable terms, if at all.  In the absence of such financing, our business will fail.  We may consider entering into a joint venture partnership by partnering with a major resource company to provide the required funding to complete our continued exploration of our Far Property.  We have not undertaken any efforts to locate a joint venture partner.  If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mining claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

—

our ability to raise additional funding;

—

the market price for gold;

—

the results of our proposed exploration programs on the mining claims; and

—

our ability to find joint venture partners for the development of our mining claim interests.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Three Phase Exploration Program Cost Review

A recommended three phase exploration program is proposed.  The costs described, which include detailed prospecting, Mobile Metal Ion soil geochemistry, magnetometer and Vertical Loop electromagnetic surveys, and induced polarization and electromagnetic resistivity surveys make up the three phase program.  The following summarizes each phase of exploration:

Phase 1

Detailed prospecting, mapping and MMI soil geochemistry. This program is expected to take 30 - 45 days to complete, including turnaround time on the soil sample analyses that are conducted exclusively in Australia.

Estimated Cost:

$ 10,000

Phase 2

Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. This program is expected to take two weeks to complete. Included in this estimated cost is transportation, accommodation, board, grid installation, maps and report.

Estimated Costs:

$ 15,000

Phase 3

Induced polarization and electromagnetic resistivity surveys over grid controlled anomalous areas of interest outlined by the Phase 1 and Phase 2 fieldwork.  The estimated time to complete this phase is three weeks. Includes assays, maps and reports.

Estimated Costs:

$ 35,000

Total Costs:

$ 60,000

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

We did not generate any revenue for the three months ended December 31, 2007 or 2006, nor for the period from inception, July 30, 2004 through December 31, 2007.

We had total operating expenses of $11,436 for the three months ended December 31, 2007, compared to total operating expenses of $0 for the three months ended December 31, 2006, an increase in total operating expenses of $11,436 from the prior period.  The main reason for the increase in operating expenses was increased expenses associated with the preparation, review and audit of our Form SB-2 Registration Statement and related financial statements during the three months ended December 31, 2007, which expenses were not incurred during the three months ended December 31, 2006.

We had a net loss of $11,436 for the three months ended December 31, 2007, compared to a net loss of $0 for the three months ended December 31, 2006, an increase in net loss of $11,436 from the prior period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007 we had cash of $2.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Far Property and our business will fail.

We had property and equipment, net of $3,565 as of December 31, 2007, which represents a laptop computer and office furniture.

We had $15,450 of total liabilities as of December 31, 2007, being a note payable, which amount is due to Mr. Chapman in connection with personal funds advanced to the Company.  The loan is unsecured, non-interest bearing and payable on demand.

We had a working capital deficiency of $15,448 and a deficit accumulated during the exploration stage of $39,683 as of December 31, 2007.

We had $29,167 of net cash flows used in operating activities for the six months ended December 31, 2007, which included $25,812 of net loss plus $3,355 of changes in accounts payable.

We have no current commitment from our officer and director or any of our shareholders to supplement our operations or provide us with financing in the future. Greg Chapman, our Chief Executive Officer, has, however, verbally pledged to continue loaning us funds on an as needed basis to maintain our corporate filings and for general working capital.  Mr. Chapman’s pledge is not an assurance and is not binding on Mr. Chapman in any way.  As such, Mr. Chapman reserves the right to and may discontinue funding operations at any time, at which time we will need to raise additional capital, which capital may not be available on favorable terms, if at all.

If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations.  Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.  We do not currently have sufficient funds on hand to carry on operations for the next twelve months.  We estimate that we will need approximately $70,000 of additional funds to continue our operations for the next twelve months, and will need to raise at least $10,000 to complete our Phase 1 exploration activities.

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

We do not have sufficient financing to complete any phases of our planned exploration program on our Far Property, and we will need approximately $55,000 in additional financing in order to complete phases one, two, and three of such exploration program (described above under “Plan of Operation”).  We plan to conduct our Phase 1 activities in February or March 2008, funding permitting, however, we do not currently have sufficient funding to begin and/or complete such exploration, and will need to raise at least $10,000 prior to us being able to begin such exploration phase.

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

Greg Chapman, our sole officer and Director will be subject to conflicts of interest between our company and several other companies for which he currently serves as an officer and/or director.

In addition to serving as our sole officer and Director, Mr. Chapman serves as the sole officer and Director of Hague Corp. (“Hague”), a company which plans to conduct exploration activities on mineral properties close to ours, has filed a Form SB-2 registration statement similar to ours and plans to eventually have its common stock quoted on the OTCBB bulletin board like us.  In addition to his service to our company and Hague Corp., Mr. Chapman serves as the owner, manager and operator of CFM Accounting in Winnipeg, Manitoba (“CFM”).  Mr. Chapman’s service to Hague and CFM take approximately 16 hours per week, and as a result the amount of time Mr. Chapman has to spend on Company matters, currently estimated at 8 hours per week, could be limited.  Conflicts of interest may also exist between Mr. Chapman’s service to us and Hague, as we may both compete for the services of various consultants, future mining claims (funding permitting, if our management feels purchasing additional mining claims is in our best interest) and/or suppliers.  Investors should keep in mind that Mr. Chapman has interests outside of the Company, which include Hague, which whom we may directly compete in the future, and as such, the amount of time Mr. Chapman is able to spend on the Company’s operations may be limited.  As a result, we could be forced to find additional management personnel and/or curtail or abandon our business plan.

We will be subject to numerous risks if we commence mining operations, of which there can be no assurance.

The mineral exploration and mining business is competitive in all of its phases. We currently have no mining operations of any kind; however, if we do commence mining activities in the future, we will be subject to numerous risks, including:

—

competitors with greater financial, technical and other resources, in the search for and the acquisition of attractive mineral properties;

—

our ability to select and acquire suitable producing properties or prospects for mineral exploration;

—

the accuracy of our reserve estimates, if any, which may be affected by the following factors beyond our control:

—

declines in the market price of the various metals we could potentially mine;

—

increased production or capital costs;

—

reduction in the grade or tonnage of the deposit;

—

increase in the dilution of the ore;

—

reduced recovery rates;

—

risks and hazards associated with environmental hazards, political and country risks, civil unrest or terrorism, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, explosive rock failures; and flooding and periodic interruptions due to inclement or hazardous weather conditions; or

—

our failure to maintain insurance on certain risks associated with any exploration activities we may undertake in the future.

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

We are currently in the exploration stage.  Before we can begin a development project, if ever, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

—

expected recovery rates of metals from the ore;

—

facility and equipment costs;

—

capital and operating costs of a development project;

—

future metals prices;

—

currency exchange and repatriation risks;

—

tax rates;

—

inflation rates;

—

political risks and regulatory climate in the United States and Canada; and

—

availability of credit.

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

Mineral exploration is highly speculative. It involves many risks and is often non-productive.  Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons.  Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities.  As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.

Our property has not produced any commercial reserves or ore body, and the probability of such property producing any commercially viable reserves in the future is remote.

Our mineral project is in the exploration stage as opposed to the development stage and we have no known body of economic mineralization.  The known mineralization at the Far Property has not been determined to be economic ore.  Until further exploration activities can be conducted, there can be no assurance that a commercially mineable ore body exists on our property.  In order to carry out exploration and development programs of any economic ore body and place it into commercial production, we will be required to raise substantial additional funding, and even if we are successful in completing our exploration activities on our property, we may not be successful in finding commercial quantities of minerals. Furthermore, the probability of an individual prospect ever having reserves or being commercially viable is extremely remote.  As a result, there is only a small probability that our property contains any reserves and that any funds spent on exploration activities will ever be recovered.

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

We have not begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully.  We were incorporated on July 30, 2004 and to date have been involved primarily in organizational activities, obtaining financing and acquiring our mineral claims.  We have not earned any revenues and we have never achieved profitability as of the date of this Form 10-QSB.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral property that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks our business will likely fail and your securities will become worthless.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

We have never earned any revenue and we have never been profitable.  Prior to completing exploration on our Far Property, we may incur increased operating expenses without realizing any revenues from our claims, causing us to incur operating losses for the foreseeable future.  If our operating losses continue for a sustained period our business may fail.

Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable gold or silver deposits will be found and our business will fail.

Exploration for gold and silver is a speculative venture involving substantial risk.  We can provide investors with no assurance that our Far Property contains commercially viable gold or silver deposits.  The exploration program that we will conduct on our claims may not result in the discovery of commercially viable gold or silver deposits.  Problems such as unusual and unexpected rock formations and other conditions are involved in gold and silver exploration, which often result in unsuccessful exploration efforts.  In such a case, we may be unable to complete our business plan and any investment in us may become worthless.

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

Our President has no previous experience operating an exploration or a mining company and because of this lack of experience he may make mistakes.  Our management lacks the technical training and experience with exploring for, starting, or operating a mine.  We rely on information provided by our geologist in our attempt to carry out exploration on our Far Property.  With no direct training or experience in these areas our management may not be fully aware of the many specific requirements related to working in this industry.  Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in this industry.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)

EXHIBITS

Exhibit Number

Description

3.1 (1)

Articles of Incorporation filed July 30, 2004

3.2 (1)

Bylaws, effective August 2, 2004

5.1 (1)

Opinion and consent of The Loev Law Firm, PC re: the legality of the shares being registered

10.1 (1)

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

OSLER INCORPORATED

DATED: February 5, 2008	By: /s/ Greg Chapman
Greg Chapman
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)