Form 10QSB
period 2008-03-31
OSLER INC.
filed 2008-05-15
CIK 1403433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31st, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to_______

Commission file number: 333-146163

OSLER INCORPORATED

(Exact name of small business issuer as specified in its charter)

Nevada	20-8195637
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1864 Portage Avenue, Suite 103

Winnipeg, Manitoba, R3J 0H2

(Address of principal executive offices)

(204) 951-1544

(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of March 31, 2008 the issuer had 54,800,000 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

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

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [ X ]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

Our unaudited financial statements for the nine months ended March 31, 2008 are included with this Form 10-QSB.  The unaudited financial statements for the nine months ended March 31, 2008 include:

(a)

Balance Sheet as of March 31, 2008 (unaudited)

(b)

Statements of Operations - three and nine months ended March 31, 2008 and 2007, and inception through March 31, 2008 (unaudited)

(c)

Statements of Cash Flows –  nine months ended March 31, 2008 and 2007 and Date of Inception to March 31, 2008 (unaudited) and

(d)

Notes to Financial Statements (unaudited)

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2008.

OSLER INCORPORATED

(An Exploration Stage Company)

FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

OSLER INCORPORATED

(An Exploration Stage Company)

BALANCE SHEET

March 31, 2008

(Unaudited)

ASSETS
Current Assets:
Cash	$ -

Total Current Assets
$ -

Property and equipment, net	-

Total assets	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:

Notes payable	$ 17,966
Total current liabilities	17,966

Total liabilities	17,966

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, 75,000,000 shares authorized, 54,800,000 shares issued and outstanding	54,800
Additional paid-in capital	(27,000)
Deficit accumulated during the exploration stage	(45,766)

Total stockholders’ deficit	(17,966)

Total liabilities and stockholders’ deficit	$ -

The accompanying notes are an integral part of these financial statements

OSLER INCORPORATED

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

Three and nine months ended March 31, 2008 and 2007

and Period from July 30, 2004 (Inception) through March 31, 2008

(Unaudited)

	3 months	3 months	9 months	9 months	Inception
	ended	ended	ended	ended	Through
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007	March 31, 2008

COSTS AND EXPENSES:
Mineral exploration	$ -	$ 3,500	$ 750	$ 3,500	$ 4,250
General and administrative	6,084	429	31,146	429	41,516

Net loss from operations	(6,084)	(3,929)	(31,896)	(3,929)	(45,766)

Net loss	$ (6,084)	$ (3,929)	$ (31,896)	$ (3,929)	$ (45,766)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:
Basic and diluted	54,800,000	54,800,000	54,800,000	54,800,000

The accompanying notes are an integral part of these financial statements

OSLER INCORPORATED

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

Nine months period ended March 31, 2008 and 2007

and Period from July 30, 2004 (Inception) through March 31, 2008

(Unaudited)

	Nine months ended March 31, 2008	Nine months ended March 31, 2007	Inception through March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (31,896)	$ (3,929)	$ (45,766)

Adjustments to reconcile net loss to
cash used in operating activities:

Depreciation Expense	-	-	170

Impairment	3,566		3,566

Accounts payable	(3,355)	-	-

CASH FLOWS USED IN	(31,685)	(3,929)	(42,030)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(1,761)	(3,736)

CASH FLOWS USED IN	-	(1,761)	(3,736)
INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	7,516	3,150	17,966
Cash received from sale of common stock	-	3,000	27,800

CASH FLOWS PROVIDED BY	7,516	6,150	45,766
FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH	(24,169)	460	-

Cash, beginning of period	24,169	-	-

Cash, end of period	$ -	$ 460	$ -

SUPPLEMENTAL CASH FLOW
INFORMATION

The accompanying notes are an integral part of these financial statements

OSLER INCORPORATED
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

(UNAUDITED)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements of Hague Incorporated ("Hague" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007, as reported in the Form SB-2, have been omitted.

Note 2 Related Party Transactions

The Company was charged the following by a director of the Company:

			July 30, 2004
			(Date of
			Inception to
	Nine months ended March 31,		March 31,
	2008	2007	2008

Management fees	$ 3,000	$ -	$ 3,000

The related party loan is due to a director of the Company for funds advanced. The loan is unsecured, non‑interest bearing and has no specific terms for repayment.

During the fiscal year ended June 30, 2006, the Company issued 30,000,000 common shares for $3,000 to a director of the Company.

Note 3 Impairment of Property and Equipment

During the nine months ended March 31, 2008, the Company impaired property and equipment to zero. The Company recorded impairment expense of $3,566.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF OSLER INCORPORATED ("OSLER", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

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

1.

As recommended by our consulting geologist, we plan to implement a three phase exploration program on our Far Property at a total approximate cost of $60,000, as follows:

(a)

In June or July 2008, funding permitting, we hope to carry out Phase 1 of the program which will consist of detailed prospecting, mapping and Mobile Metal Ion (“MMI”) soil geochemistry at a total cost of approximately $10,000, which we do not currently have.  This phase is expected to take 30 – 45 days to complete, which includes turn around time on the soil sample analyses, that will be conducted exclusively in Australia;

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

As of March 31, 2008 we had a cash balance of $0.  Currently we do not have enough cash on hand to complete Phase 1 of our proposed exploration program.  If we are able to raise sufficient capital to complete the first phase of our exploration program, and such phase is successful, we will likely still have to raise additional funds so that our next phases of exploration can commence.  We plan to take steps to raise additional funds in the future through the sale of equity and/or debt, of which there can be no assurance

During the next 12 months, we do not anticipate generating any revenue.  We anticipate that any additional funding will come from equity financing from the sale of our common stock, debt financing or the sale of part of our interest in our Far Property.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our three phase exploration program, on favourable terms, if at all.  In the absence of such financing, our business will fail.  We may consider entering into a joint venture partnership by partnering with a major resource company to provide the required funding to complete our continued exploration of our Far Property.  We have not undertaken any efforts to locate a joint venture partner.  If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claim to the joint venture partner.

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

Estimated Costs:

$ 35,000

Total Costs:

$ 60,000

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED March 31, 2008 COMPARED TO THE THREE MONTHS ENDED March 31, 2007

We did not generate any revenue for the three months ended March 31, 2008 or 2007, nor for the period from inception, July 30, 2004 through March 31, 2008.

We had total operating expenses of $6,084 for the three months ended March 31, 2008, compared to total operating expenses of $3,929 for the three months ended March 31, 2007, an increase in total operating expenses of $2,155 from the prior period.  The main reason for the increase in operating expenses was due to professional fees incurred to maintain the Company's publicly reporting status during the three months ended March 31, 2008, which expenses were not incurred during the three months ended March 31, 2007.

We had total operating expenses of $31,896 for the nine months ended March 31, 2008, compared to total operating expenses of $3,929 for the three months ended March 31, 2007, an increase in total operating expenses of $27,967 from the prior period.  The main reason for the increase in operating expenses was due to professional fees incurred to maintain the Company's publicly reporting status during the nine months ended March 31, 2008, which expenses were not incurred during the three months ended March 31, 2007.

We had a net loss of $6,084 for the three months ended March 31, 2008, compared to a net loss of $3,929 for the three months ended March 31, 2007 an increase in net loss of $2,155 from the prior period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008 we had cash of $0.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Far Property and our business will fail.

We had $17,966 of total liabilities as of March 31, 2008, being a note payable, which amount is due to Mr. Chapman in connection with personal funds advanced to the Company.  The loan is unsecured, non-interest bearing and payable on demand.

We had a working capital deficiency of $17,966 and a deficit accumulated during the exploration stage of $45,766 as of March 31, 2008.

We had $31,685 of net cash flows used in operating activities for the nine months ended March 31, 2008, which included $31,896 of net loss, $3,566 of impariment loss, plus $3,355 of changes in accounts payable.

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

We do not have sufficient financing to complete any phases of our planned exploration program on our Far Property, and we will need approximately $55,000 in additional financing in order to complete phases one, two, and three of such exploration program (described above under “Plan of Operation”).  We plan to conduct our Phase 1 activities in June or July 2008, funding permitting, however, we do not currently have sufficient funding to begin and/or complete such exploration, and will need to raise at least $10,000 prior to us being able to begin such exploration phase.

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

OSLER INCORPORATED

DATED: May 15, 2008	By: /s/ Greg Chapman
Greg Chapman
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)