Form 10-K
period 2008-06-30
OSLER INC.
filed 2008-10-28
CIK 1403433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-146163

Osler Incorporated

----------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	20-8195637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

1864 Portage Avenue, Suite 103, Winnipeg, Manitoba, R3J 0H2

----------------------------------------------------------

(Address of principal executive office)

204-951-1544

----------------------------------

(Issuer's telephone number)

n/a

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes x No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes X   No  o

The aggregate market value of Osler's Common Stock owned by non-affiliates as of October 17, 2008 was $8,680,000.

Number of shares of each class of Osler's capital stock outstanding as of October 17, 2008: 54,800,000 shares of common stock

1

Osler Inc.

FORM 10-K

For the Fiscal Year ended June 30, 2008

Table of Contents

Part I

        Item 1.        Description of Business

        Item 1A.     Risk Factors

        Item 1B.     Unresolved Staff Comments

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        Item 6.        Selected Financial Data

        Item 7.        Management's Discussion and Analysis of Financial Condition and the Results of Operations

        Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Item 8.        Financial Statements and Supplementary Data

                          Management's Report on Internal Control Over Financial Reporting

                          Report of Independent Registered Public Accounting Firm

Part III

        Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 9A.     Controls and Procedures

        Item 9B.     Other Information

        Item 10.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Item 11.      Executive Compensation

        Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 13.       Exhibits and Financial Statements Schedules

        Item 14.      Principal Accountants Fees and Services

       Signatures

2

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF Osler Inc., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Osler Incorporated is a gold and silver exploration company incorporated on July 30, 2004 in the State of Nevada.  On April 5, 2007 we acquired the Far 1 - 4 mineral claims comprising 82.64 acres (approximately 33.44 hectares) in Esmeralda County, in the State of Nevada from James McLeod (the "Far" property). Due to lack of funding, the Company was unable to pay the maintenance fees on the anniversary date of September 1, 2008 to maintain the Far 1 - 4 mineral claims. As such, title to the Far 1 - 4 mineral claims have been forfeited. Management will continue to seek out additional mineral claims in the state of Nevada for economic mineral deposits.

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

Item 1A:     Risk Factors

In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below. These risks are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected.

Risks associated with Osler Inc.:
If we do not obtain additional financing, our business may fail.

 Our business plan calls for significant expenses in connection with the exploration of our mineral claim and we do not currently have any commitments from our management, shareholders or any third parties to provide us with funding nor have we made any arrangements to secure any additional financing to date.  If we are unable to raise additional funds, we will not be able to continue to explore and develop our mineral property and our business may fail.

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

In addition to serving as our sole officer and Director, Mr. Chapman serves as the sole officer and Director of Hague Corp. ("Hague"), a company which plans to conduct exploration activities on mineral properties close to ours, file a Form SB-2 registration statement smilar to ours and eventually have its common stock quoted on the OTCBB bullietin board like us.  In addition to his service to our company and Hague Corp., Mr. Chapman serves as the owner, manager and operator of CFM Accounting in Winnipeg, Manitoba ("CFM").  Mr. Chapman's service to Haque and CFM take approximately 16 hours per week, and as a result the amount of time Mr. Chapman has to spend on Company matters, currently estimated at 8 hours per week, could be limited.  Conflicts of interest may also exist between Mr. Chapman's service to us and Hague, as we may both compete for the services of various consultants, future mining claims (funding permitting, if our management feels purchasing additional mining claims is in our best interest) and/or suppliers.  Investors should keep in mind that Mr. Chapman has interests outside of the Company, which include Hague, which whom we may directly compete in the future, and as such, the amount of time Mr. Chapman is able to spend on the Company's operations may be limited.  As a result, we could be forced to find additional management personnel and/or curtail or abandon our business plan.

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

We have not begun the initial stages of exploration activities, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully.  We were incorporated on July 30, 2004 and to date have been involved primarily in organizational activities, obtaining financing and acquiring our mineral claims.  We have not earned any revenues and we have never achieved profitability as of the date of this prospectus.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral property that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks our business will likely fail and you will lose your entire investment in this offering.

Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable gold or silver deposits will be found and our business will fail.

Exploration for gold and silver is a speculative venture involving substantial risk.  We can provide investors with no assurance that any mineral claims we become part of contain commercially viable gold or silver deposits.  The exploration program that we will conduct on our claims may not result in the discovery of commercially viable gold or silver deposits.  Problems such as unusual and unexpected rock formations and other conditions are involved in gold and silver exploration, which often result in unsuccessful exploration efforts.  In such a case, we may be unable to complete our business plan and you could lose your entire investment in this offering.

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

 The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As discussed in Note 1 to the financial statements, we were incorporated on July 30, 2004, and we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Item 1B:     Unresolved Staff Comments

None

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 1864 Portage Ave., Suite 103, Winnipeg, Manitoba, R3J 0H2. Our telephone number is 204-951-1544.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Osler Inc., or against any of our officers or directors as a result of their involvement with the Company.

As of June 30, 2008, the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended June 30, 2008.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "OSLE". Our common stock has been listed on the OTC Bulletin Board since December 2007. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board.

As of June 30, 2008, there were approximately 21 stockholders of record of the Company's Common Stock.

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under any equity compensation plan and currently does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of
	June 30, 2008	June 30, 2007
Balance Sheet
Total Assets	$-	$27,734
Total Liabilities	$24,116	$13,805
Stockholders Equity (Deficit)	($24,116)	$13,929

	For the	For the
	Year ended	Year Ended
	June 30, 2008	June 30, 2007
Income Statement
Revenues	$ -	$ -
Total Expenses	$38,045	$13,871
Net Loss	$38,045	$13,871

Item 7:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Osler Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

Osler Incorporated is a gold and silver exploration company incorporated on July 30, 2004 in the State of Nevada.  On April 5, 2007 we acquired the Far 1 - 4 mineral claims comprising 82.64 acres (approximately 33.44 hectares) in Esmeralda County, in the State of Nevada from James McLeod (the "Far" property). Due to lack of funding, the Company was unable to pay the maintenance fees on the anniversary date of September 1, 2008 to maintain the Far 1 - 4 mineral claims. As such, title to the Far 1 - 4 mineral claims have been forfeited. Management will continue to seek out additional mineral claims in the state of Nevada for economic mineral deposits.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended June 30, 2008 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $38,045 for the fiscal year ended June 30, 2008. This is compared to general and administrative expenses totaling $13,871 for the fiscal year ended June 30, 2007. This increase in general and administrative expenses is largely attributed to an increase in fees paid for professional services related to maintaining the Company's public reporting status.

As a result, we experienced a net loss of $38,045 for the fiscal year ended June 30, 2008 compared to a net loss of $13,871 for the fiscal year ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

Please see Item 1A above, "Risk Factors," for a discussion of these and other risks and uncertainties we face in our business.

Item 8:    Financial Statements

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

Item 9:    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by LBB & Associates Ltd., LLP for the fiscal year ended June 30, 2008 and June 30, 2007. There have been no changes in or disagreements with either LBB & Associates Ltd., LLP on accounting and financial disclosure matters at any time.

Item 9A: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer as of the end of the period covered by this report, our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer concluded that our disclosure controls and procedures have been effective in ensuring that material information relating to us, is made known to the certifying officers by others within our company during the period covered by this report.

As used herein, "disclosure controls and procedures" mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B: Other Information

None

Item 10:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Greg Chapman	46	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

The sole Director named above will serve until the next annual meeting of the stockholders and until his successor is elected and qualified.  Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical information

Greg Chapman

Greg Chapman has served as our President, Chief Executive Officer, Chief Financial Officer and Director since shortly after our inception in July 2004.  Since January 2007 he has served as the sole officer and Director of Hague Corp.  a similar company to the Company, which is involved in the exploration of copper and iron sulphide exploration in Nevada.  Since August 2004, he has served as the owner, manager and operator of CFM Accounting in Vancouver, British Columbia (from August 2004 to August 2006) and in Winnipeg, Manitoba (since September 2006).  From September 2000 to July 2004, Mr. Chapman owned and operated Northern Cactus Accounting in Vancouver, British Columbia.

Mr. Chapman received a Bachelors degree in Economics from the University of Manitoba in 1985, and his BSc in Accountancy from California State University in Sacramento in 1994.

Mr. Chapman commits approximately 8 hours per week of his time to our business.  Mr. Chapman is responsible for the overall direction of our company.

He will rely on the information forwarded to him by the geologist the Company has paid to complete the studies regarding our mineral property.  It is important to note, as described above, that as of January 2007 Mr. Chapman began serving as sole officer and Director of Hague Corp. a similar company to the Company, which is involved in the exploration of copper and iron sulphide exploration in Nevada, and as such, the time he is able to spend on Company matters may be limited and/or he may face conflicts of interest between Hague Corp. and the Company.

Employees:

We have no employees other than Greg Chapman, who is our sole Director and officer.  For our accounting requirements we utilize the consulting services of an independent bookkeeper to assist in the preparation of our interim financial statements in accordance with accounting principles generally accepted in the United States.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Chapman.

Audit Committee Financial Expert

We do not have a financial expert serving on an audit committee.  We do not have an audit committee because our board of directors has determined that as a start-up exploration company with no revenues it would be too expensive to have one.

Family Relationships

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Item 11:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Greg Chapman	2008	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of October 17, 2008 certain information regarding the beneficial ownership of our common stock by:

1.	each person who is known by us to be the beneficial owner of more than 5% of the common stock, and

2.	our sole director and executive officer.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

As of October 17, 2008, 54,800,000 common shares were issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	% Class
Officers and Directors:
Common Stock	Greg Chapman	30,000,000	55%(1)

Officers and Directors as a group (one person)		30,000,000	55%

Beneficial owners of more than 5% of outstanding stock

Common Stock	Joesph A Alagna Jr.	3,089,835	5%
	30 Broad Street 11th Flr
	New York, NY 10004

	Catalyst Capital Group Inc.	3,305,170	6%
	One Park Plaza, Suite 600
	Irvine CA, 92614

(1) Based on 54,800,000 shares of common stock outstanding.

The person listed is the sole Director and officer of our company and has full voting and investment power with respect to the shares indicated.  Under the rules of the SEC, a person (or a group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares power to vote or to direct the voting of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 12: Certain Relationships and Related Transactions

On August 5, 2004, our sole Director and officer, Greg Chapman, acquired 1,500,000 shares of our common stock at a price of $0.002 per share for total proceeds of $3,000.
After our 20 for 1 forward split, those shares currently total 30,000,000 shares of common stock.

Except as noted above, none of the following parties has, since our inception on July 30, 2004, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

Any of our directors or officers;

Any person proposed as a nominee for election as a director;
Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

Any of our promoters; or

Any relative or spouse of any of the foregoing persons who has the same house as such person.

The promoter of our company is Greg Chapman.  Except for the transactions with Mr. Chapman noted above, there is nothing of value to be received by each promoter, either directly or indirectly, from us.  Additionally, except for the transactions noted above, there have been no assets acquired and there are no assets to be acquired from each promoter, either directly or indirectly, from us.

Item 13: Exhibits

Exhibit Number	Description
3.1*	Articles of Incorporation filed July 30, 2004 (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on September 19, 2007)
3.2*	Bylaws, effective August 2, 2004 (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on September 19, 2007)
31
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2008 - $9,500          LBB & Associates Ltd., LLP

2007 - $9,000          LBB & Associates Ltd., LLP

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2008 - $0                      LBB & Associates Ltd., LLP

2007 - $0                     LBB & Associates Ltd., LLP

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $0                    LBB & Associates Ltd., LLP

2007 - $0                    LBB & Associates Ltd., LLP

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $0                     LBB & Associates Ltd., LLP

2007 - $0                     LBB & Associates Ltd., LLP

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of October, 2008

Osler Inc.

(Registrant)

By: /s/ Greg Chapman

Greg Chapman

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Greg Chapman	President, CEO, Secretary, Treasurer and Director	October 28, 2008
Greg Chapman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Osler Incorporated

(An Exploration Stage Company)

Winnipeg, Manitoba, Canada

We have audited the accompanying balance sheets of Osler Incorporated (the "Company") as of June 30, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years ended June 30, 2008 and 2007 and for the period from June 30, 2004 (inception) through June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osler Incorporated as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended June 30, 2008 and 2007 and for the period from June 30, 2004 (inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

October 20, 2008

Osler Incorporated.

(An Exploration Stage Company)

Balance Sheets

As of June 30, 2008 and  2007

	2008	2007
ASSETS
Current Assets

Cash	$ -	$ 24,169
TOTAL CURRENT ASSETS	-	24,169

Property and Equipment, net	-	3,565
TOTAL ASSETS	$ -	$ 27,734
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 500	$ 3,355
Shareholder Advance	23,616	10,450
Total Current Liabilities	24,116	13,805

Total Liabilities	24,116	13,805

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 Shares Authorized
54,800,000 shares issued and outstanding	54,800	54,800

Additional Paid In Capital	(27,000)	(27,000)
Deficit, Accumulated during the Exploration Stage	(51,916)	(13,871)
Total Stockholders' Equity (Deficit)	(24,116)	13,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 27,734
	========	========

The accompanying notes are an integral part of these financial statements

Osler Incorporated.

(An Exploration Stage Company)

Statements of Operations

Years Ended June 30, 2008 and 2007

and Period from July 30, 2004 (Inception) through June 30, 2008

	Year Ended June 30, 2008	Year Ended June 30, 2007	Inception to June 30, 2008
Cost and Expenses:
Mineral Exploration	$ 750	$ 3,500	$ 4,250
General and Administrative	37,295	10,371	47,666
Net Loss from Operations	(38,045)	(13,871)	(51,916)

Net Loss	$ (38,045)	$ (13,871)	$ (51,916)
	==========	==========	=========

Net Loss per Share
Basic and diluted	$ (0.00)	$ (0.00)
	==========	==========
Weighted Average Number of Shares Outstanding
Basic and diluted	54,800,000	30,241,878

The accompanying notes are an integral part of these financial statements

Osler Incorporated.

(An Exploration Stage Company)

Statements of Cash Flows

Years Ended June 30, 2008 and 2007

and Period from July 30, 2004 (Inception) through June 30, 2008

	Year Ended June 30, 2008	Year Ended June 30, 2007	Inception to June 30, 2008

Operating Activities
Net Loss	$ (38,045)	$ (13,871)	$ (51,916)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation Expense	-	170	170
Impairment	3,565	-	3,565

Net change in
Accounts payable and accrued expenses	(2,855)	3,355	500
Cash flows used in operating activities	(37,335)	(10,346)	(47,681)

Investing Activities
Purchase of property and equipment	-	(3,735)	(3,735)
Cash flows used in investing activities	-	(3,735)	(3,735)

Financing Activities
Common stock issued for cash	-	24,800	27,800
Shareholder advances	13,166	10,450	23,616
Cash flows provided by financing activities	13,166	35,250	51,416

Net increase in Cash	(24,169)	21,169	-
Cash, beginning of period	24,169	3,000	-
Cash, end of period	$ -	$ 24,169	$ -
	=========	=========	========

Supplemental Cash Flow Information

Cash Paid for interest	-	-	-
Cash Paid for income tax	-	-	-

The accompanying notes are an integral part of these financial statements

Osler Incorporated.

(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficit)

From July 30, 2004 (Inception) through June 30, 2008

	Common Stock		Additional	Subscription	Deficit Accumulated During the
	Shares	Amount	Paid In Capital	Receivable	Exploration Stage	Total

Stock issued at inception	30,000,000	$ 30,000	$ (27,000)	$ (3,000)	$ -	$ -

Balance, June 30, 2005	30,000,000	30,000	(27,000)	(3,000)	-	-

Balance, June 30, 2006	30,000,000	30,000	(27,000)	(3,000)	-	-

Stock issued for cash	24,800,000	24,800	-	-	-	24,800

Subscription Receivable	-	-	-	3,000	-	3,000

Net Loss	-	-	-	-	(13,871)	(13,871)

Balances - June 30, 2007	54,800,000	54,800	(27,000)	-	(13,871)	13,929

Net Loss	-	-	-		(38,045)	(38,045)

Balances - June 30, 2008	54,800,000	$ 54,800	$ (27,000)	$ -	$ (51,916)	$ (24,116)
	==============	============	===============	==============	============	========

The accompanying notes are an integral part of these financial statements

Osler Incorporated.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on July 30, 2004.   The Company is in the pre-exploration stage for a mineral property.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $51,916 since its inception, has working capital deficit of $24,116 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Industry Guide 7 for its characterization of the Company as an  exploration stage.

Mineral Property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS"), No. 109 "Accounting for Income Taxes".  Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share".  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be antidilutive.

Foreign Currency Translation

The Company's functional currency is United States ("U.S.") dollars as substantially all of the Company's operations use this denomination.  The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Property and Equipment

Property and equipment other than oil and natural gas properties is carried at cost. Depreciation is provided principally on the straight-line method over the useful lives as follows:

Furniture and equipment	3 - 7 years

Long-lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  Impairment of $3,565 was recorded during the year ended June 30, 2008.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party loan approximate their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.
Note 3	Related Party Transactions

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

During the fiscal year ended June 30, 2005, the Company issued 30,000,000 common shares for $3,000 to a director of the Company.
Note 4	Income Taxes

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	June 30, 2008	June 30, 2008
	-$-	-$-
Deferred tax asset attributable to:
Net operating loss	12,936	4,716
Valuation allowance	(12,936)	(4,716)
Net Refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2008	June 30, 2007
	-$-	-$-

Refund attributable to operating loss	17,652	4,716
Valuation allowance	(17,652)	(4,716)
Net provision	-	-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss.  At June 30, 2008 the Company has net operating loss carry forwards, which expire commencing in 2028, totaling approximately $52,000 the benefit of which has not been recorded in the financial statements.
Note 5	Equity

During the period July 30, 2004 (date of inception) to June 30, 2005, the Company issued 30,000,000 common shares (post split) of the Company to a director of the company for $3,000.

During the year ended June 30, 2007, the Company issued 24,800,000 common shares (post split) of the Company to investors for $24,800.

During July 2007 the Company approved a 20 for 1 forward stock split.  The stock split is presented retroactively throughout the financial statements and footnotes.