Form 10-Q
period 2008-09-30
OSLER INC.
filed 2008-11-19
CIK 1403433

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-146163

Osler Inc.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

1400 Paces Lane, Suite 202, Woodstock, GA, 30189

(Address of principal executive offices)

678-481-1600

(Registrant's telephone number, including area code)

1864, Portage Ave., Winnipeg, Manitoba, Canada, R3J 0H2

204.951.1544

_____________________________________

(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer o	Accelerated filer o	Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company X
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)
Yes X No o
The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at November 6, 2008 was 54,800,000 shares.

1

Part I - FINANCIAL INFORMATION

Osler Inc.

(An Exploration Stage Company)

Balance Sheets

As of September 30, 2008 and June 30, 2008

	September 30,	June 30
	2008	2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-

Property and equipment, net	-	-

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$ 2,475	$ 500
Notes payable	23,616	23,616
Total Current Liabilities	26,091	24,116

Total Liabilities	26,091	24,116

STOCKHOLDERS' DEFICIT
Stockholders' Deficit

Common stock, $0.001 par value, 75,000,000 shares authorized
54,800,000 shares issued and outstanding	54,800	54,800

Additional paid in capital	(27,000)	(27,000)
Deficit, accumulated during the exploration stage	(53,891)	(51,916)
Total Stockholders' Deficit	(26,091)	(24,116)

Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements

Osler Inc.

(An Exploration Stage Company)

Statements of Operations

For the three months ended September 30, 2008 and 2007

and Period from July 30, 2004 (Inception) through September 30, 2008

(Unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	through
	September 30, 2008	September 30, 2007	September 30, 2008

Costs and Expenses:
Mineral exploration	$ -	$ -	$ 4,250
General and administrative	1,975	16,176	49,641
Net loss from operations	(1,975)	(16,176)	(53,891)

Net (loss) for the period	$ (1,975)	$ (16,176)	$ (53,891)

Net loss per share
Basic and Diluted	$ (0.00)	$ (0.00)

Weighted average number of shares
Basic and diluted	54,800,000	54,800,000

The accompanying notes are an integral part of these financial statements

Osler Inc.

(An Exploration Stage Company)

Statements of Cash Flows

For the three months ended September 30, 2008 and 2007

and Period from July 30, 2004 (Inception) through September 30, 2008

(Unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	through
	September 30, 2008	September 30, 2007	September 30, 2008
Cash flows from operating activities:
Net loss	$ (1,975)	$ (16,176)	$ (53,891)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	-	170
Impairment	-	-	3,565
Net change in:
Accounts payable and accrued liabilities	1,975	(1,555)	2,475
Cash flows used in operating activities	-	(17,731)	(47,681)

Cash flows used in investing activities:
Purchase of property and equipment	-	-	(3,735)
Cash flows used in investing activities	-	-	(3,735)

Cash flows from financing activities:
Cash received from shareholder advances	-	-	23,616
Cash received from common stock	-	-	27,800
Cash flows provided by financing activities	-	-	51,416

Net increase (decrease) in cash	-	(17,731)	-

Cash, beginning of period	-	24,169	-
Cash, end of period	$ -	$ 6,438	$ -

Supplementary Cash Flow Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements

Osler Inc.

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2008

(Unaudited)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on July 30, 2004  to pursue mineral exploration.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $53,891 since its inception, has working capital deficit of $26,091, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Basis of Presentation

The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2009.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution about Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and "Osler" mean Osler Inc., unless otherwise indicated.

Overview

The address of our principal executive office is 1400 Paces Lane, Suite 202, Woodstock, GA, 30189. Our telephone number is 678-481-1600.

Our common stock is quoted on the OTC Bulletin Board under the symbol "OSLE".

We do not have any subsidiaries.

We were incorporated on July 30, 2004 under the laws of the state of Nevada

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

Results of Operations

For the three months ended September 30, 2008, the Company experienced a net loss of $1,975 compared to a net loss of $16,176 for the comparative period in 2007.

General and administrative expenses for the three month period ended September 30, 2008 were $1,975 versus $16,176 for the same period in 2007. This decrease in 2008 can be attributed to a decrease in professional fees incurred for maintaining the Company's publicly reporting status.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Expenses

Our operating expenses for the three month periods ended September 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended
	September 30
	2008	2007
General and Administrative	1,975	16,176
Mineral Exploration	-	-

The decrease in general and administrative expenses in 2008 can be attributed to a decrease in professional fees incurred for maintaining the Company's publicly reporting status.

 Liquidity and Capital Resources

During the three month period ended September 30, 2008, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing and shareholder loans. As of September 30, 2008, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Quantitative Disclosures About Market Risks

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal accounting officer and principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2008, the end of the three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

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

We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director, Lance Friedman for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our business activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Friedman. Moving forward, should we lose the services of Mr. Friedman, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities. As a result of this, your investment in us could become devalued or worthless.

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

 Our auditors have raised substantial doubt about our ability to continue as a going concern.

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

RISKS RELATED TO OUR COMMON STOCK

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1  Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of    2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 19, 2008

November 19, 2008	/s/ Lance Friedman
Mr. Lance Friedman, President