Form 10-Q
period 2008-12-31
OSLER INC.
filed 2009-02-23
CIK 1403433

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Large accelerated filer [o]	Accelerated filer [o]	Non-accelerated filer [o] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)     Yes [X] No  [o]

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at February 10, 2009 was 54,800,000 shares.

Part I - FINANCIAL INFORMATION

Osler Inc.

(An Exploration Stage Company)

Balance Sheets

As of December 31, 2008 and June 30, 2008

	December 31,	June 30
	2008	2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-

Total Assets	$ -	$ -
	========================	===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$ 9,396	$ 500
Notes payable	23,616	23,616
Total Current Liabilities	33,012	24,116

Total Liabilities	33,012	24,116

STOCKHOLDERS' DEFICIT
Stockholders' Deficit

Common stock, $0.001 par value, 75,000,000 shares authorized
54,800,000 shares issued and outstanding	54,800	54,800

Additional paid in capital	(27,000)	(27,000)
Deficit accumulated during the exploration stage	(60,812)	(51,916)
Total Stockholders' Deficit	(33,012)	(24,116)

Total Liabilities and Stockholders' Deficit	$ -	$ -
	========================	===================

The accompanying notes are an integral part of these financial statements

Osler Inc.

(An Exploration Stage Company)

Statements of Operations

For the three and six months ended December 31, 2008 and 2007 and Period from July 30, 2004 (Inception) through December 31, 2008

(Unaudited)

	Three Months	Six Months	Three Months	Three Months	Inception
	Ended	Ended	Ended	Ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2008	2007	2007	2008

Costs and Expenses:
Mineral exploration	$ -	-	$ 750	750	$ 4,250
General and administrative	6,921	8,896	10,686	25,062	56,562
Net loss from operations	(6,921)	(8,896)	(11,436)	(25,812)	(60,812)

Net (loss) for the period	$ (6,921)	(8,896)	$ (11,436)	(25,812)	$ (60,812)

Net loss per share
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
Basic and diluted	54,800,000	54,800,000	54,800,000	54,800,000

The accompanying notes are an integral part of these financial statements

Osler Inc.

(An Exploration Stage Company)

Statements of Cash Flows

For the six months ended December 31, 2008 and 2007

and Period from July 30, 2004 (Inception) through December 31, 2008

(Unaudited)

	Six Months	Six Months	Inception
	Ended	Ended	through
	December 31, 2008	December 31, 2007	December 31, 2008
Cash flows from operating activities:
Net loss	$ (8,896)	$ (25,812)	$ (60,812)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	-	170
Impairment	-	-	3,565
Net change in:
Accounts payable and accrued liabilities	8,896	(3,355)	9,396
Cash flows used in operating activities	-	(29,167)	(47,681)

Cash flows used in investing activities:
Purchase of property and equipment	-	-	(3,735)
Cash flows used in investing activities	-	-	(3,735)

Cash flows from financing activities:
Cash received from shareholder advances	-	5,000	23,616
Cash received from common stock	-	-	27,800
Cash flows provided by financing activities	-	5,000	51,416

Net increase (decrease) in cash	-	(24,167)	-

Cash, beginning of period	-	24,169	-
Cash, end of period	$ -	$ 2	$ -

Supplementary Cash Flow Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements

Osler Inc.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2008

(Unaudited)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on July 30, 2004 to pursue mineral exploration.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $60,812 since its inception, has working capital deficit of $33,012, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.
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

Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2009.

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

We were incorporated on July 30, 2004 under the laws of the state of Nevada

On April 5, 2007 we acquired the Far 1 - 4 mineral claims comprising 82.64 acres (approximately 33.44 hectares) in Esmeralda County, in the State of Nevada from James McLeod (the " Far " property). Due to lack of funding, the Company was unable to pay the maintenance fees on the anniversary date of September 1, 2008 to maintain the Far 1 - 4 mineral claims. As such, title to the Far 1 - 4 mineral claims have been forfeited. Management will continue to seek out additional mineral claims in the state of Nevada for economic mineral deposits.

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

Results of Operations

For the three and six months ended December 31, 2008, the Company experienced a net loss of $6,921 and $8,896, respectively compared to a net loss of $11,436 and $25,812, respectively, for the comparative period in 2007.

General and administrative expenses for the three and six months periods ended December 31, 2008 were $6,921 and $8,896, respectively, versus $10,686 and $25,062, respectively for the same period in 2007. This decrease in 2008 can be attributed to a decrease in professional fees incurred for maintaining the Company's publicly reporting status.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Expenses

Our operating expenses for the three month periods ended December 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended
	December 31
	2008	2007
General and Administrative	6,921	10,686
Mineral Exploration	-	750

The decrease in general and administrative expenses in 2008 can be attributed to a decrease in professional fees incurred for maintaining the Company's publicly reporting status.

Liquidity and Capital Resources

During the three month period ended December 31, 2008, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing and shareholder loans. As of December 31, 2008, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently. We believe we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

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

As of December 31, 2008, the end of the three month period covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized February 23, 2009

February 23, 2009	/s/ Lance Friedman
Mr. Lance Friedman, President

CERTIFICATION PURSUANT TO
18 U.S.C. ss 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lance Friedman, certify that:

1.           I have reviewed this quarterly report on Form 10-Q of Osler Inc.;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.           The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 23, 2009

/s/ Lance Friedman
____________________________________________
Lance Friedman
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Lance Friedman, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q of Osler Inc. for the period ended December 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Osler Inc.

Dated: February 23, 2009

/s/ Lance Friedman
Lance Friedman
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Osler Inc.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Osler Inc. and will be retained by Osler Inc. and furnished to the Securities and Exchange Commission or its staff upon request.