Form 10-Q
period 2009-03-31
OSLER INC.
filed 2009-05-20
CIK 1403433

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-146163

Osler Incorporated

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

1400 Paces Lane, Suite 202, Woodstock, GA, 30189

(Address of principal executive offices)

678-481-1600

(Registrant's telephone number, including area code)

(Former name, address and fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)
 Yes ☒ No ☐
The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at May 18, 2009 was 54,800,000 shares.

Part I - FINANCIAL INFORMATION

Osler Incorporated

(An Exploration Stage Company)

Balance Sheets

As of March 31, 2009 and June 30, 2008

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$11,728	$500
Notes payable	23,616	23,616
Total Current Liabilities	35,344	24,116

Total Liabilities	35,344	24,116

STOCKHOLDERS' DEFICIT
Stockholders' Deficit

Common stock, $0.001 par value, 75,000,000 shares authorized
54,800,000 shares issued and outstanding	54,800	54,800
Additional paid in capital	(27,000)	(27,000)
Deficit, accumulated during the exploration stage	(63,144)	(51,916)
Total Stockholders' Deficit	(35,344)	(24,116)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements

Osler Incorporated

(An Exploration Stage Company)

Statements of Operations

For the three months and nine months ended March 31, 2009 and 2008 and Period from July 30, 2004 (Inception) through March 31, 2009

(Unaudited)

	Three Months	Nine Months	Three Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	through
	03/ 31/09	03/31/09	03/31/08	03/31/08	03/31/09

Costs and Expenses:
Mineral exploration	$-	$-		$750	$4,250
General and administrative	2,332	11,228	(6,084)	31,146	58,894
Loss from operations	(2,332)	(11,228)	$(6,084)	$(31,896)	(63,144)

Net loss	$(2,332)	$(11,228)	$(6,084)	$(31,896)	$(63,144)

Net loss per share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
Basic and diluted	54,800,000	54,800,000	54,800,000	54,800,000

The accompanying notes are an integral part of these financial statements

Osler Incorporated

(An Exploration Stage Company)

Statements of Cash Flows

For the nine months ended March 31, 2009 and 2008

and Period from July 30, 2004 (Inception) through March 31, 2009

(Unaudited)

	Nine Months	Nine Months	Inception
	Ended	Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(11,228)	$(31,896)	$(63,144)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	-	-	170
Impairment	-	3,565	3,565
Net change in:
Accounts payable and accrued liabilities	11,228	(3,354)	11,728
Cash flows used in operating activities	-	(31,685)	(47,681)

Cash flows used in investing activities:
Purchase of property and equipment	-	-	(3,735)
Cash flows used in investing activities	-	-	(3,735)

Cash flows from financing activities:
Proceeds from Notes Payable	-	7,516	-
Cash received from shareholder advances	-	-	23,616
Cash received from common stock	-	-	27,800
Cash flows provided by financing activities	-	7,516	51,416

Net increase (decrease) in cash	-	(24,169)	-

Cash, beginning of period	-	24,169	-
Cash, end of period	$-	$-	$-

Supplementary Cash Flow Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements

Osler Incorporated

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2009

(Unaudited)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on July 30, 2004  to pursue mineral exploration.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $63,144 since its inception, has working capital deficit of $35,344, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2009.

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

We were incorporated on July 30, 2004 under the laws of the state of Nevada

On April 5, 2007 we acquired the Far 1 - 4 mineral claims comprising 82.64 acres (approximately 33.44 hectares) in Esmeralda County, in the State of Nevada from James McLeod (the " Far " property). Due to lack of funding, the Company was unable to pay the maintenance fees on the anniversary date of September 1, 2008 to maintain the Far 1 - 4 mineral claims. As such, title to the Far 1-4 mineral claims have been forfeited. Management will continue to seek out additional mineral claims in the state of Nevada for economic mineral deposits.

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

Results of Operations

For the three and nine months ended March 31, 2009, the Company experienced a net loss of $2,332 and $11,228, respectively compared to a net loss of $6,084 and $31,896, respectively, for the comparative period in 2008.

General and administrative expenses for the three and nine months periods ended March 31, 2009 were $2,332 and $11,228, respectively, versus $6,084 and $31,146, respectively for the same period in 2008.   This decrease in 2009 can be attributed to a decrease in professional fees incurred for maintaining the Company's publicly reporting status.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

During the six month period ended March 31, 2009, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing and shareholder loans. As of March 31, 2009, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently. We believe we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

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

As of March 31, 2009, the end of the three month period covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 19, 2009

May 19, 2009	/s/	Lance Friedman
Mr. Lance Friedman, President