Form 10-K
period 2009-06-30
OSLER INC.
filed 2009-08-18
CIK 1403433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-146163

Osler Incorporated

(Exact name of small business issuer as specified in its charter)

Nevada	20-8195637

(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

100 E. Sample Road, Suite 310, Pompano Beach, Florida 33064

(Address of principal executive office)

(954) 580-1102

(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act:      Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:      Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      Yes ☒   No ☐

State registrant’s revenues for its most recent fiscal year: $0.

Documents Incorporated by Reference: None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of August 11, 2009: $1,459,708.

Number of shares of each class of registrant’s capital stock outstanding as of August 11, 2009: 24,800,000 shares of common stock.

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THIS “REPORT,” ARE “FORWARD-LOOKING STATEMENTS.” THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF OSLER INCORPORATED, A NEVADA CORPORATION, AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE “COMMISSION,” REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT’S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS “EXPECT,” “ANTICIPATE,” “INTEND,” “PLAN,” “BELIEVE,” “SEEK,” “ESTIMATE” AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1. Description of Business

INTRODUCTION
Osler Incorporated (the “Company”, “we” or “us”) was incorporated in Nevada on July 30, 2004. We maintain our principal offices at 100 E. Sample Road, Suite 310, Pampano Beach, FL 33064. Our telephone number is (954) 580-1102.

We are currently a “shell company” as defined by the Securities and Exchange Commission to be “a company with no or nominal operations, and with no or nominal assets or assets consisting of solely cash and cash equivalents” pursuant to Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

HISTORICAL

We were incorporated in 2004 to engage in gold and silver exploration. The Company has had limited operations to date and is in the development stage.

On April 5, 2007, we acquired the Far 1 - 4 mineral claims comprising 82.64 acres (approximately 33.44 hectares) in Esmeralda County, in the State of Nevada from James McLeod (the “Far” property). Due to lack of funding, the Company was unable to pay the maintenance fees on the anniversary date of September 1, 2008 to maintain the Far 1 - 4 mineral claims. Accordingly, title to the Far 1 - 4 mineral claims was forfeited. Since then the Company’s primary focus has been on the acquisition of or merger with a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target company to any specific business, industry or geographical location and, thus, may acquire any type of business. Currently, the Company is not in any merger discussions with any business entity.

In furtherance of the Company’s business plan, on July 16, 2009, we split-off our wholly-owned subsidiary, Osler Leasco, Inc., (“OLI”), through the sale of all of the outstanding capital stock of OLI (the “Split-Off”). OLI was formed in Delaware on June 8, 2009 and from its formation until July 16, 2009, the effective date of the Split-Off, OLI was our only subsidiary. We executed a Split-Off Agreement with our former Chief Executive Officer Greg Chapman and OLI, a copy of which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 16, 2009 and is incorporated herein by reference. Pursuant to the terms of the Split-Off Agreement, Mr. Chapman, the Company’s former Chief Executive Officer and Chairman, acquired all of the outstanding shares of capital stock of OLI in consideration of $28,000 previously paid by the Company to Mr. Chapman and he returned to the Company an aggregate of 30,000,000 shares of the Company’s common stock owned by him that were subsequently cancelled.

Also on July 16, 2009 and immediately prior to the transactions contemplated by the Split-Off Agreement, the Company and OLI entered into an Assignment and Assumption Agreement, a copy of which is attached as Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on July 16, 2009 and is incorporated herein by reference. Pursuant to the terms of the Assignment and Assumption Agreement, OLI assumed substantially all of the assets and liabilities of the Company. Upon completion of the transactions contemplated by the Split-Off Agreement and the Assignment and Assumption Agreement, the Company had substantially no assets and no liabilities.

COMPETITION

The competition for business combinations, joint ventures, alliances and acquisitions is significant. We may not be able to develop alliances, acquisitions or other business combinations on terms that are reasonable. In addition, we will compete against much larger companies with brand recognition, customers, technologies, profits, personnel and other resources that would put our company at a disadvantage to secure a new business opportunity for the Company.

Our ability to identify new business relationships for the Company is critical to the Company’s future survival and success. In addition, as competition for compelling business opportunities increases both domestically and internationally, the terms at which we may be able to enter into new business opportunities could harm our long-term operating results and financial condition.

THE SHELL MARKET

Currently, with our primary goal the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, the Company faces intense competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities that could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

EMPLOYEES

The Company does not currently have any full time or part-time employees other than its sole officer, Lance Friedman, who serves in such capacity without compensation. The Company’s success will largely depend upon the decisions made by Mr. Friedman, who devotes approximately 10% of his business time to the Company’s affairs. Mr. Freidman has tendered his resignation to the Board of Directors of the Company and plans to discontinue his affiliation with the Company upon its acceptance by the Board which we anticipate will occur on or before September 1, 2009.

Item 1A. Risk Factors.

An investment in us is extremely risky. You should carefully consider the following risks, in addition to the other information contained elsewhere in this Form 10-K, before making any investment decision regarding our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed, the value of our securities could decline and you could lose all or part of your investment.

Risk Relating to Our Operations

We May Be Unable To Raise Sufficient Capital To Successfully Operate Or Carry Out Our Business Plan.

Our current business operations require expenditures to continue as a reporting company. Our sole director, C. Leo Smith, has indicated his intention to provide equity and debt financing to the Company in order to allow it to achieve its business plan. However, he is under no legal obligation to do so. If we cannot obtain additional capital, whether from Mr. Smith or elsewhere, we may have to delay potential mergers, acquisitions or development expenditures that can be expected to harm our competitive growth potential. We cannot be sure that we will be able to secure additional financing on acceptable terms. Any failure to obtain such financing, or obtaining financing on terms not favorable to us, can be expected to have a material adverse effect on our future business prospects.

We Have Sustained Losses In Every Year Since Inception And May Never Become Profitable.

We have sustained losses in every year since inception. These losses were attributable to our lack of revenue-producing business operations and our inability to obtain adequate financing to develop our exploration activities.

We expect to incur additional losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed with our current business plan, we may never become profitable. We also expect to experience negative cash flow for the foreseeable future, as we continue to fund our operating losses and capital expenditures. We may not be able to generate sufficient revenues or achieve profitability in the future. The failure to generate sufficient revenues or achieve profitability will require us to seek to raise additional capital and, if we are unable to do so, we may have to curtail or delay our business plan.

We Are Dependent Upon Our Officers and Directors.

As the Company lacks resources to hire employees, we are dependent upon the efforts of our officers and directors. Currently, Lance Friedman and C. Leo Smith, serve as our sole officer and sole director, respectively. Mr. Friedman has tendered his resignation as an officer which is subject to acceptance by Mr. Smith in his capacity as sole director. It is expected that Mr. Friedman’s resignation will be accepted on or about September 1, 2009, at which time a successor or successor officers will be appointed. The failure to find a suitable replacement or replacements for Mr. Friedman or the loss of the services of Mr. Smith could divert time and resources, delay the development of our current business and negatively affect our ability to execute our business plan. Such problems might be expected to have a material adverse impact on our future business prospects.

We May Make Acquisitions, Business Combinations Or Strategic Investments In One Or More Companies In The Future And Such Transactions May Result In Dilutive Issuances Of Equity Securities, Use Of Our Cash Resources, And Incurrence Of Debt And Amortization Of Expenses Related to Intangible Assets.

Any merger, acquisition, strategic investment or other form of business combination by us will likely involve a number of risks, including:

•	The difficulty of assimilating the operations and personnel of acquired companies into our operations;

•	Additional operating losses and expenses of the business or businesses we may acquire or in which we invest;

•	The difficulty of integrating acquired technology and rights into the Company and unanticipated expenses related to such integration;

•	The failure to successfully further develop acquired technology resulting in the impairment of amounts capitalized as intangible assets;

•	The potential for patent and trademark infringement claims against the acquired company;

•	The impairment of relationships with customers and partners of the companies we may acquire or in which we may invest;

•	The impact of known potential liabilities or unknown liabilities associated with the companies we may establish relationships with;

•

In the case of foreign acquisitions or business relationships, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences;

•	Our lack of control or limitations on our control over the operations of our potential business partners; and

•	The difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems.

Our potential failure to be successful in addressing these risks or other problems encountered in connection with future acquisitions, mergers or strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

If We Raise Additional Funds Through The Issuance of Equity Securities, Or Determine In The Future To Issue Additional Shares Of Our Common Stock, Your Percentage Ownership Will Be Reduced, You Will Experience Dilution That Could Substantially Diminish The Value of Your Stock and Such Issuance May Convey Rights, Preferences or Privileges Senior to Your Rights Which Could Substantially Diminish Your Rights And The Value Of Your Stock.

We may issue additional shares of our common stock for various reasons and may grant additional stock options to new employees, consultants, officers, directors and third parties. If we determine to register for sale to the public additional shares of our common stock granted in any future financing or business combination, a material amount of dilution can be expected to cause the value of our common stock to decline.

In order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities, including but not limited to, any or all shares of our common stock or preferred stock, in some cases conveying rights senior to those of the current holders of our common stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent we convey senior rights; the value of our common stock can be expected to decline.

If We Incur Indebtedness, We May Become Too Highly Leveraged And Would Be In Risk of Default.

If we incur indebtedness whether through a merger, acquisition or otherwise, we may become too highly leveraged and would be in risk of default. There is no contractual or regulatory limit to the amount of debt we can take on. Any debt incurred by the Company could adversely affect our ability to meet our obligations and we would then be in risk of default, which could have a material adverse effect on our financial condition, results of operations, business prospects and long term future viability.

We Currently Face And Expect To Continue To Face Significant Competition That May Inhibit Our Ability To Successfully Complete A Merger, Acquisition, Strategic Investment Or Other Form Of Business Combination.

The Company is in a highly competitive market for a small number of business opportunities that could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Our Future Success Is Highly Dependent On The Ability of Management To Locate And Attract A Suitable Merger, Acquisition, Strategic Investment Or Other Form Of Business Combination.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. If we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

The Company Has No Existing Agreement For A Merger, Acquisition, Strategic Investment Or Other Form Of Business Combination And May Be Unable To Effect Such A Transaction.

We are not currently in any discussions regarding a possible transaction with respect to engaging in a merger or joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee we will be able to negotiate a business combination on favorable terms.

Risk Factors Relating to Our Securities

Because One Shareholder Owns a Large Percentage of Our Voting Stock, Other Shareholders’ Voting Power May be Limited.

As of July 31, 2009, C. Leo Smith, our sole director, beneficially owned or controlled approximately 73.4% of our voting stock. Accordingly, Mr. Smith has the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger or consolidation. As a result, other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of Mr. Smith could preclude any unsolicited acquisition of us, and consequently materially adversely affect the value of our common stock. Mr. Smith may make decisions that are adverse to your interests.

No Trading Market Currently Exists For Our Securities And None May Ever Develop Or Be Maintained.

Although the Company’s shares of common stock have been included for quotation on the OTC Bulletin Board under the symbol “OSLE” since December 2007, no trading market for the Company’s securities has developed. No assurance can be given that an active trading market for the Company’s common stock will ever develop or be maintained. Accordingly, shareholders are likely to experience illiquidity and may be required to hold our securities for an indefinite period of time.

Item 1B. Unresolved Staff Comments.

There are no unresolved comments from the Commission.

Item 2. Description of Property.

From October 30, 2008 to July 16, 2009 the Company maintained its principal office in space provided at no charge by the Company’s sole officer, Lance Friedman, at 1400 Paces Lane, Suite 202, Woodstock, Georgia, 30189. Since July 16, 2009, the Company has operated from an office at 100 E. Sample Road, Suite 310, Pompano Beach, FL 33064, provided at no charge by the Company’s sole director, C. Leo Smith. Our telephone number is (954) 580-1102.

Item 3. Legal Proceedings.

There are no known or pending legal proceedings to which the Company or any subsidiary is a party or of which any of their respective property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

On June 1, 2009 the holders of at least a majority of the Company’s issued and outstanding shares of common stock adopted by written consent the actions required to approve the transactions contemplated by the Split-Off Agreement and the Assignment and Assumption Agreement with the same force and effect as if such actions were approved and adopted at a duly constituted meeting of our stockholders. There were no other matters submitted to a vote of security holders during the fiscal year ended June 30, 2009.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The Company’s Common stock is presently included for quotation on the OTC Bulletin Board under the symbol “OSLE”. Our common stock has been listed on the OTC Bulletin Board since December 2007. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under any equity compensation plan and currently does not have any equity compensation plan.

Holders of Record

As of the date of this filing, there were approximately 40 holders of record of the Company’s common stock.

Dividends

We have not paid any cash dividends on our common stock to date, and do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business. Payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements, and operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

During fiscal 2009, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as previously included in a quarterly report on Form 10-Q or a Current Report on Form 8-K.

Item 6. Selected Financial Data.

As a smaller reporting company we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis or Plan of Operation

The following discussion of the Company’s financial condition and results of operations as well as certain statements and information under Item 1 “Business” include certain forward looking statements. When used in this report, the words “expects,” “intends,” “plans” and “anticipates” and similar terms are intended to identify forward looking statements that relate to the Company’s future performance. Such statements involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed here.

Overview

From 2004 to 2008, the Company was engaged in gold and silver exploration. On September 1, 2008, the Company ceased operations due to lack of funding required to make the necessary lease payment on its sole mining claim.

From September 2008 to the present the Company has devoted its efforts to seeking other economic opportunities, including but not limited to, the possibility of acquiring a new line of business through a business combination.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses during the reporting periods. The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and on various other factors it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of FASB 160 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Results of Operations

Revenues

There was no revenue from operations generated for the fiscal year ended June 30, 2009 (“Fiscal 2009”). No revenue from operations has been earned by the Company since its inception.

There was $7,965 of other income generated for Fiscal 2009 which was attributable to a payment made by an escrow agent to settle a potential claim the Company may have had against the agent for a lost stock certificate that was entrusted to the agent by a former stockholder.

General & Administrative Expenses

General and administrative expenses totaled $13,862 for Fiscal 2009, as compared to $37,295 for the fiscal year ended June 30, 2008 (“Fiscal 2008”). This decrease in general and administrative expenses is largely attributable to a decrease in fees paid for professional services related to maintaining the Company’s public reporting status.

As a result, we experienced a net loss of $5,897 for Fiscal 2009, as compared to a net loss of $38,045 for Fiscal 2008.

Liquidity, Capital Resources and Going Concern

As of June 30, 2009, the Company did not have any cash or cash equivalents. Therefore, management believes that the Company has insufficient funds to continue our operations for the next twelve months. Our sole director and controlling shareholder, C. Leo Smith, has indicated his intention to advance us sufficient capital to allow us to continue operations, but he is under no legal obligation to do so. If we are unable to obtain additional funding from Mr. Smith or other parties on terms acceptable to us or otherwise, we may not be able to continue our operations or fulfill our business plan and may have to curtail all operations.

These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s financial statements that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements as of and for the years ended December 31, 2009 and 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements listed on the Index to the Financial Statements are included beginning at F-1 following Item 14 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The Financial Statements of the Company have been audited by LBB & Associates Ltd., LLP for the fiscal years ended June 30, 2009 and 2008. There have been no changes in or disagreements with LBB & Associates Ltd., LLP on accounting and financial disclosure matters at any time.

Item 9A(T). Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America.

As of the end of the period covered by this annual report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective in timely alerting them to material information relating to Osler Incorporated required to be disclosed in our periodic reports filed with the SEC.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company as defined in rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with accounting principles generally accepted in the United States of America, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended June 30, 2009, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2009. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Our executive officers and directors and their ages as of August 11, 2009 are as follows:

Name	Age	Position Held

Lance Friedman	47	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, and Secretary

C. Leo Smith	41	Director

The sole Director named above will serve until the next annual meeting of the stockholders and until his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical information

Lance B. Friedman

Lance B. Friedman, 47, also serves as Vice President of Finance and COO of Fletcher-Flora Health Care Systems, Inc. (OTC PINK:FFLH), a healthcare software and services firm based in Anaheim, California. Mr. Friedman joined Fletcher-Flora in October, 2004. Prior to Fletcher-Flora, Mr. Friedman served as Managing Director of EGL Holdings, Inc., a venture capital and boutique investment banking concern in charge of the healthcare practice and investments until September 2004, and before EGL Holdings, Mr. Friedman served as Senior VP of Alliance Partnerships and Chief Legal Officer of VertiSoft with primary responsibility for global business alliances and channel relationships, corporate finance and legal affairs. Prior to VertiSoft, Lance served as VP of business development for Quovadx, a provider of total business integration software and services for rapid application development and deployment of mission-critical applications. Mr. Friedman served as the Chief Legal Officer and Executive VP of Mergers and Acquisitions for M2Verticom Corporation and its subsidiary Wireless MD, Inc., a wireless and medical technology firm. Mr. Friedman earned a Bachelor of Arts degree in Political Science from American University, cum laude, and a Doctor of Law from Benjamin N. Cardozo School of Law, Yeshiva University.

C. Leo Smith

C. Leo Smith, 41, previously served as the Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer of Smith International Enterprises, Inc., d/b/a AmerPlast Manufacturing, from the inception of the company in 1991 until it was sold in 2002. AmeriPlast Manufacturing was a privately held manufacturer of pre-paid telephone calling cards and stored value cards, such as gift cards and credit cards.

In April 2002, AmeriPlast Manufacturing was sold to Signature Graphics Inc., a privately held company. In June 2002 Signature Graphics Inc., which had previously acquired all of the assets and liabilities of AmeriPlast Manufacturing, filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Middle District of Florida-Orlando Division.

The proposed reorganization plan of Signature Graphics, Inc. was rejected, and was converted into a Chapter 7 Liquidation in March 2003. Mr. Smith subsequently filed for Chapter 7 Personal Bankruptcy on October 14, 2005. Such filing was caused by the fact that all of the asset, equipment, and machinery leases and mortgages of AmeriPlast Manufacturing were personally guaranteed by Mr. Smith. He was discharged from bankruptcy on April 4, 2006 by Judge Raymond James.

In 2003, subsequent to the sale of Ameriplast Manufacturing, Mr. Smith formed and founded Advanced Imaging Systems, Inc., a privately held company. Advanced Imaging Systems’ business was similar to that of AmeriPlast Manufacturing, but on a smaller scale, though far more automated and sophisticated. The eventual goal of Advanced Imaging Systems was to concentrate strictly on manufacturing and developing secured credit cards, smart cards, and biometric cards.

In the latter part of 2003, Advanced Imaging Systems was acquired by a publicly held company, A. M. S. Marketing, Inc., which company was subsequently renamed International Imaging Systems, Inc. Mr. Smith was the Chief Executive Officer of International Imaging Systems, Inc. until the company was sold to a private investment group in September 2006.

Since September 2006, Mr. Smith has provided business consulting services to a number of privately held domestic and foreign corporations. Such consulting services have primarily been in the areas of marketing and/or manufacturing.

Employees:

We have no employees other than Lance Friedman, who is our sole executive officer. For our accounting requirements we utilize the consulting services of an independent bookkeeper to assist in the preparation of our interim financial statements in accordance with accounting principles generally accepted in the United States of America.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Friedman.

Audit Committee Financial Expert

We do not have a financial expert serving on an audit committee. We do not have an audit committee because our board of directors has determined that as a development stage company with no revenues it would be too expensive to have one.

Family Relationships

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Item 11. Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the two most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Greg Chapman	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President, Treasurer, Secretary, and Director	2008	0	0	0	0	0	0	0

Lance Friedman	2009	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2008	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	% Class (2)

Officers and Directors:
Common Stock	C. Leo Smith(3)(4)	18,226,000	73.4%

	Lance B. Friedman (5)	129,404	*

All directors and executive officers as a group		18,355,404	74.0%

Beneficial owners of more than 5% of outstanding stock

Common Stock
	Insurance Marketing Solutions, LLC (3)	18,226,000	73.4%

	Alicia M. LaSala (6)	2,274,001	9.17%

* Less than 1%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2) A total of 24,800,000 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(3) Mr. Smith is deemed to be the beneficial owner of the shares of common stock owned by Insurance Marketing Solutions, LLC which is the record owner of 18,226,000 shares of the Company’s common stock. Mr. Smith has voting and disposition power over the shares beneficially owned by Insurance Marketing Solutions, LLC.

(4) The business address of Mr. Smith is 100 E. Sample Road, Suite 310, Pampano Beach, FL 33064.

(5) The business address of Mr. Friedman is 1400 Paces Lane, Suite 202, Woodstock, GA 30189.

(6) Mrs. LaSala is deemed to be the beneficial owner of the shares of common stock owned by Renewable Assets, Inc. which is the record owner of 1,974,000 shares of the Company’s common stock. Mrs. LaSala has voting and disposition power over the shares owned by Renewable Assets, Inc. Mrs. LaSala’s business address is 21301 Powerline Road, Suite 103, Boca Raton, FL 33433.

The person listed is the sole Director and officer of our company and has full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or a group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships And Related Transactions, And Director Independence

None.

Item 14: Principal Accountant Fees and Services

1) Audit Fees

For the Company’s fiscal years ended June 30, 2009 and 2008, we were billed approximately $8,510 and $9,500, respectively, for professional services rendered for the audit and review of our financial statements.

2) Audit - Related Fees

There were no fees for audit related services for the years ended June 30, 2009 and 2008.

3) Tax Fees

For the Company’s fiscal years ended June 30, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

4) All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2009 and 2008.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

               -approved by our audit committee; or

               -entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)     Financial Statements

See the accompanying Index to Consolidated Financial Statements Schedule on page F-1

(a)(2)     Consolidated Financial Statement Schedules

See the accompanying Index to Consolidated Financial Statements Schedule on page F-1

(a)(3)     Exhibits

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

OSLER INCORPORATED

FINANCIAL STATEMENTS

June 30, 2009 and 2008

OSLER INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of June 30, 2009 and 2008	F-2

Consolidated Statements of Operations for the years ended June 30, 2009 and June 30, 2008 and Cumulative from Inception (July 30, 2004) to June 30, 2009	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) from Inception (July 30, 2004) to June 30, 2009	F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2009 and June 30, 2008 and Cumulative from Inception (July 30, 2004) to June 30, 2009	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Osler Incorporated
(A Development Stage Company)
Pompano Beach, FL

We have audited the accompanying consolidated balance sheets of Osler Incorporated (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from June 30, 2004 (inception) through June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osler Incorporated as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and for the period from June 30, 2004 (inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

Houston, Texas
August 11, 2009

OSLER INCORPORATED
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
ASSETS
Current Assets:
Cash	$—	$—

Total Current Assets		—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities:
Accounts Payable and Accrued Liabilities	$6,397	$500
Notes Payable - related party	23,616	23,616

Total Current Liabilities	30,013	24,116

Total Liabilities	30,013	24,116

STOCKHOLDER’S DEFICIT

Common Stock, $.001 par value, 75,000,000 Shares Authorized 54,800,000 shares issued and outstanding	54,800	54,800

Additional Paid in Capital	(27,000)	(27,000)
Deficit Accumulated During the Development Stage	(57,813)	(51,916)

Total Stockholder’s Deficit	(30,013)	(24,116)

Total Liabilities and Stockholder’s Deficit	$—	$—

The accompanying notes are an integral part of these financial statements

OSLER INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30, 2009	Year ended June 30, 2008	July 30, 2004 (inception) through June 30, 2009

COSTS AND EXPENSES:

Mineral exploration	$—	$750	$4,250
General and administrative	13,862	37,295	61,528

Net loss from operations	(13,862)	(38,045)	(65,778)

Miscellaneous Income	7,965	—	7,965

Net loss	$(5,897)	$(38,045)	$(57,813)

Net loss per share:

Basic and diluted	$0.00	$0.00	$0.00

Weighted average shares outstanding:

Basic and diluted	54,800,000	54,800,000

The accompanying notes are an integral part of these financial statements

OSLER INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
Period from July 30, 2004 (Inception) through June 30, 2009

	Common Stock		Additional Paid in	Subscription	Deficit Accumulated During the Development
	Shares	Amount	Capital	Receivable	Stage	Total

Stock issued on July 30, 2004	30,000,000	$30,000	$(27,000)	$(3,000)	$—	$—

Balance, June 30, 2005	30,000,000	30,000	(27,000)	(3,000)	—	—

Net Loss for period	—	—	—	—	—	—

Balance, June 30, 2006	30,000,000	30,000	(27,000)	(3,000)	—	—

Stock Issued for cash	24,800,000	24,800	—	—	—	24,800

Subscription Receivable	—	—	—	3,000	—	3,000

Net Loss for period	—	—	—	—	(13,871)	(13,871)

Balance, June 30, 2007	54,800,000	54,800	(27,000)	—	(13,871)	13,929

Net Loss for period	—	—	—	—	(38,045)	(38,045)

Balance, June 30, 2008	54,800,000	54,800	(27,000)	—	(51,916)	(24,116)

Net Loss for period	—	—	—	—	(5,897)	(5,897)

Balance, June 30, 2009	54,800,000	$54,800	$(27,000)	$—	$(57,813)	$(30,013)

The accompanying notes are an integral part of these financial statements

OSLER INCORPORATED
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2009	Year ended June 30, 2008	July 31, 2004 (inception) through June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,897)	$(38,045)	$(57,813)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation Expense	—	—	170
Impairment	—	3,565	3,565
Net change in:
Accounts payable	(5,897)	(2,855)	6,397

CASH FLOWS USED IN OPERATING ACTIVITIES	—	(37,335)	(47,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property & Equipment	—	—	(3,735)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from shareholder advances	—	13,166	27,800
Cash received from common stock	—	—	23,616

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	13,166	51,416

NET INCREASE (DECREASE) IN CASH	—	(24,169)	—

Cash, beginning of period	—	24,169	—

Cash, end of period	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Interest Paid	$—	$—	$—

Taxes Paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements

Osler Incorporated
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

Note 1 Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on July 30, 2004. Originally formed as a gold and silver exploration company, the Company has since ceased operations and is currently in the process of contemplating other business opportunities, including, but not limited, to a merger or business combination with one or more possible parties seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target company to any specific business, industry or geographical location and, thus, may acquire any type of business. Currently, the Company is not in any merger discussions with any business entity.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $57,813 since its inception, has a working capital deficit of $30,013 and expects to incur further losses in the pursuit of an acceptable business combination, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to identify a suitable business to combine with and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage

The Company is considered to be in the developmental stage as defined in Statement of Financial Accounting Standards (SFAS) NO 7, “Accounting and Reporting by Development Stage Enterprises” as interpreted by the Securities and Exchange Commission. The Company is devoting substantially all of its efforts to the development of its business plan.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”), No. 109 “Accounting for Income Taxes”. Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination. The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS No. 52. Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Long-lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment of $0 and $3,565 was recorded during the years ended June 30, 2009 and 2008, respectively.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party loan approximate their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Related Party Transactions

The related party loan is due to Gregg Chapman a previous director of the Company for funds advanced. The loan is unsecured, non-interest bearing and has no specific terms for repayment. Pursuant to the terms of the Split-Off Agreement this obligation is no longer outstanding. (See Subsequent Events and Discontinued Operations).

During the fiscal year ended June 30, 2005, the Company issued 30,000,000 shares of Common Stock to Gregg Chapman then our sole officer and director for total consideration of $3,000. Pursuant to the terms of the Split-Off Agreement these shares have been returned to the Company and have been cancelled and returned to treasury. (See Subsequent Events and Discontinued Operations).

Note 4 Miscellaneous Income

Miscellaneous income for the year ended June 30, 2009 was derived from escrow agents in a prior transaction. The Company alleged certain negligent conduct regarding a lost certificate. A settlement was reached whereby the escrow agents admitted no wrong-doing, but paid approximately $8,000 in full settlement of this matter directly to the Company’s vendors.

Note 5 Income Taxes

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	June 30, 2009	June 30, 2008

	-$-	-$-
Deferred tax asset attributable to:

Net operating loss	2,005	12,936

Change in Valuation allowance	(2,005)	(12,936)

Net provision -	—	—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2009	June 30, 2008

	-$-	-$-
Asset attributable to operating loss	19,657	17,652

Valuation allowance	(19,657)	(17,652)

Net provision	—	—

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss. At June 30, 2009, the Company has net operating loss carry forwards, which expire commencing in 2028, totaling approximately $58,000 the benefit of which has not been recorded in the financial statements.

Note 6 Equity

During the period July 30, 2004 (date of inception) to June 30, 2005, the Company issued 30,000,000 shares of common stock (post split) of the Company to Gregg Chapman then a director and sole officer of the Company for $3,000.

During the year ended June 30, 2007, the Company issued 24,800,000 common shares (post split) of the Company to investors for $24,800.

During July 2007, the Company approved a 20 for 1 forward stock split. The stock split is presented retroactively throughout the financial statements and footnotes.

Note 7 Subsequent Events

On July 16, 2009, Osler Incorporated split-off its wholly-owned subsidiary, Osler Leasco, Inc., a Delaware corporation (“OLI”), through the sale of all outstanding capital stock of OLI (the “Split-off”). The Company executed a Split-Off Agreement with Greg Chapman and OLI. Pursuant to the terms of the Split-Off Agreement, Mr. Chapman, the Company’s former Chief Executive Officer and Chairman, acquired all of the outstanding shares of the OLI’s common stock in consideration of $28,000 previously paid to Mr. Chapman by the Company and Mr. Chapman returned to the Company an aggregate of 30,000,000 shares of its common stock that were subsequently cancelled. Following the closing of the Split-Off, there were 24,800,000 shares of the Company’s common stock issued and outstanding after giving effect to the cancellation of the 30,000,000 shares tendered by Mr. Chapman.

On July 16, 2009 and immediately prior to the transactions contemplated by the Split-Off Agreement, the Company and OLI entered into an Assignment and Assumption Agreement. Pursuant to the terms of the Assignment and Assumption Agreement, OLI assumed substantially all of the assets and liabilities of the Company, including the note payable to Greg Chapman. Upon the completion of the transactions contemplated by the Split-Off Agreement and the Assignment and Assumption Agreement, the Company had substantially no assets and no liabilities and is currently in the process of contemplating other business opportunities, including, but not limited to, a merger or business combination with one or more possible parties. The Company has not entered into any definitive agreements with any party relating to such transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of August, 2009

Osler Incorporated

By:	/s/ Lance B. Friedman

Lance B. Friedman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Lance B. Friedman

Lance B. Friedman
President, Chief Executive Officer and Chief Financial Officer
Dated: August 18, 2009

/s/ C. Leo Smith

Director
Dated: August 18, 2009