Form 10-Q
period 2009-09-30
OSLER INC.
filed 2009-11-16
CIK 1403433

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________

Commission File No. 333-146163

Osler Incorporated

(Name of small business issuer in its charter)

Nevada	20-8195637
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 E. Sample Road, Suite 310, Pompano Beach, FL 33064

(Address of principal executive offices)

(954) 580-1102

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s common stock, par value $.001 per share, at November 10, 2009 was 24,899,999 shares.

OSLER INCORPORATED

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Balance Sheets at September 30, 2009 and June 30, 2009 (Unaudited at September 30, 2009)		3

Condensed Statements of Operations for the Three Month Periods Ended September 30, 2009 and 2008 and from June 30, 2004 (Inception) through September 30, 2009 (Unaudited)		4

Condensed Statements of Cash Flows for the Three Month Periods ended September 30, 2009 and 2008 and from June 30, 2004 (Inception) through September 30, 2009 (Unaudited)		5

Notes to Condensed Financial Statements		6

Item 2	Management’s Discussion and Analysis or Plan of Operation	9

Item3	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4T	Controls and Procedures	10

PART II

Item 1	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3	Defaults upon Senior Securities	10

Item 4	Submission of Matters to a Vote of Security Holders	10

Item 5	Other Information	10

Item 6	Exhibits	10

Signatures		11

Certifications		12

Osler Incorporated

Balance Sheets

As of September 30, 2009 and June 30, 2009

PART I - FINANCIAL INFORMATION

	(UNAUDITED) SEPTEMBER 30, 2009	(AUDITED) JUNE 30, 2009

ASSETS
CURRENT ASSETS:
Cash	$9,528	$—

TOTAL ASSETS	$9,528	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$28	$6,397
Notes Payable – Related Party	—	23,616

TOTAL CURRENT LIABILITIES	28	30,313

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 24,899,999 Shares Issued and Outstanding at September 30, 2009 and 54,800,000 at June 30, 2009	24,900	54,800
Additional Paid-In Capital	63,961	(27,000)
(Deficit) Accumulated During the Development Stage	(79,361)	(57,813)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	9,500	(30,013)

TOTAL LIABILITIES AND SHAREHOLDERS’EQUITY (DEFICIENCY)	$9,528	$—

See accompanying notes to financial statements.

Osler Incorporated

Statements of Operations

For the three months ended September 30, 2009 and 2008 and

The period from July 30, 2004 (Inception) through September 30, 2009

(Unaudited)

			Development Stage

			July 30, 2004 (Inception) through September 30, 2009
	For the Three Months Ended
	September 30, 2009	September 30, 2008

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(21,548)	(1,975)	(87,326)

(LOSS) FROM OPERATIONS	(21,548)	(1,975)	(87,326)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(21,548)	$(1,975)	$(79,361)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	29,692,391	54,800,000	39,573,994

See accompanying notes to financial statements.

Osler Incorporated

Statements of Cash Flows

For the three months ended September 30, 2009 and 2008 and

The Period from July 30, 2004 (Inception) through September 30, 2009

(Unaudited)

			Development Stage

	For the Three Months Ended		July 30, 2004 through

	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(21,548)	$(1,975)	$(79,361)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities Accounts Payable and Accrued Expenses	28	1,975	6,425

NET CASH (USED) BY OPERATING ACTIVITIES	(21,520)	—	(69,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	12,500	—	36,116
Contributions of Capital	18,548	—	18,548

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,048	—	82,464

NET INCREASE IN CASH	9,528	—	9,528

CASH – Beginning of Period	—	—	—

CASH – End of Period	$9,528	$—	$9,528

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

The Company received 30,000,000 shares of its common stock and reduced its liabilities by $30,013 in connection with the recapitalization on July 16, 2009.

See accompanying notes to financial statements.

Osler Incorporated

Notes to Financial Statements

September 30, 2009

(Unaudited)

NOTE A	-	BUSINESS AND ACCOUNTING POLICIES –

Business:
Osler Incorporated was incorporated in the State of Nevada on July 30, 2004. The Company’s office is in Pompano Beach, Florida.

The Company is in the development stage. It is in the process of developing a business plan, raising capital and seeking potential merger candidates.

Basis of Presentation:

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Going Concern:

The Company has suffered recurring losses from continuing operations and has no operating revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking to raise additional capital through private borrowings, sale of equity securities, and or merger with an operating company. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

NOTE A	-	BUSINESS AND ACCOUNTING POLICIES – (continued)

Estimates:

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from the estimates and assumptions used in preparing the financial statements.

Fair Values of Financial Instruments:
The carrying amounts of the Company’s financial instruments at September 30, 2009 and June 30, 2009, approximate fair value.

Income Taxes:

Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Income taxes for the three months ended consider the expected tax rate in effect for the entire fiscal year. The Company does not anticipate incurring taxable income for the year ended June 30, 2010.

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. There were no potentially dilutive common shares outstanding during the periods presented.

NOTE B	-	INCOME TAXES

As of June 30, 2009, the Company had a net operating loss carryforward of approximately $57,000. Utilization of the net operating loss resulting from the change in majority ownership has not been determined, which has no effect on the financial statements at September 30, 2009.

NOTE C	-	RECAPITALIZATION -

On July 16, 2009, the Company transferred its wholly owned subsidiary to a majority shareholder and officer, for 30,000,000 shares of the company’s common stock. As a condition of the stock transfer, the subsidiary assumed the parent company’s liabilities amounting to approximately $30,000, primarily owing to the majority shareholder.

The buyer previously received certain consideration in the form of a discount on initial purchase of common stock. That discount was reversed in connection with the transaction.

The subsidiary had no assets or operations other than the assumption of the parent company’s liabilities, consisting of trade payables and notes payables to the buyer.

The transaction (between members under common control) was recorded at historical values in shareholders’ equity.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution about Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as may be required by applicable laws, including the Securities Laws of the United States, we do not intend to up-date any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Osler” mean Osler Incorporated, unless otherwise indicated.

Overview

Osler Incorporated, a development stage company, was incorporated on July 30, 2004 under the laws of the State of Nevada to engage in the mining business. Effective September 1, 2008, we discontinued our business efforts related to mining and we are currently seeking new economic opportunities, including a merger transaction. No assurance may be given that we will be successful in identifying or negotiating such a transaction.

Results of Operations

For the three months ended September 30, 2009, the Company experienced a net loss of $ 21,548 compared to a net loss of $ 1,975 for the same period in 2008.

General and administrative expenses for the three month period ended September 30, 2009 were $ 21,548 versus $ 1,975 for the same period in 2008. This increase in 2009 is attributable to an increase in professional fees incurred for maintaining the Company’s publicly reporting status.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity

During the three month period ended September 30, 2009, the Company satisfied its working capital needs by a private sale of its stock and shareholder loans. As of September 30, 2009, the Company had cash on hand in the amount of $ 9,528. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place. We also may be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

Item 3:	Quantitative Disclosures Regarding Market Risks

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), we are not required to provide the information required by this Item, as defined by Regulation S-K Item 305(e).

Item 4T:	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2009, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the three month period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1:	Legal Proceedings

None

Item 1A:	Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2009, we sold an aggregate of 100,000 restricted shares of our common stock, par value $.001 per share, in a private placement to a single accredited investor. The investor paid $.125 per share, for aggregate gross proceeds of $12,500. The shares were sold in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The certificate representing the shares bears the appropriate restrictive legend.

Item 3:	Defaults upon Senior Securities

None

Item 4:	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

None

Item 6:	Exhibits and Reports on Form 8-K

(a) 31.1 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) On September 29, 2009, Registrant filed a Current Report on Form 8-K reporting a change in Registrant’s certifying accountant and a departure of a principal executive officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 16, 2009.

November 16, 2009	/s/	C. Leo Smith,

C. Leo Smith, President

CERTIFICATION PURSUANT TO
18 U.S.C. SS 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Leo Smith, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Osler Incorporated;

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

4.          The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.          The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 16, 2009

/s/ C. Leo Smith

C. Leo Smith President, Chief Executive Officer and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C., SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Leo Smith, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q of Osler Incorporated for the period ended September 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Osler Incorporated.

Dated: November 16, 2009

/s/ C. Leo Smith

C. Leo Smith
Chief Executive Officer and
Chief Financial Officer