Form 10-Q
period 2009-12-31
OSLER INC.
filed 2010-02-09
CIK 1403433

U.S Securities and Exchange Commission
Washington, D.C. 20549

For the Quarterly Period ended December 31, 2009

FORM 10-Q

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Transition Period from _______________________

Commission File No. 333-146163

OSLER INCORPORATED

(Name of Small Business Issuer in its Charter)

Nevada	20-8195637
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Fairway Drive, Suite 108, Deerfield Beach, FL 33441
(Address of Principal Executive Offices)

(954) 580-1102
(Registrant’s Telephone Number, Including Area Code)

100 E. Sample Road, Suite 310, Pompano Beach, FL 33064
(Former Name, Address and Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer ☐	Accelerated	Non-accelerated filer ☐	Smaller reporting
	filer ☐		company ☒

(Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act):

Yes ☒     No ☐

The number of shares outstanding of the Registrant’s common stock, par value $.001 per share, at February 8, 2010 was 25,050,000 shares.

OSLER INCORPORATED

FORM 10-QSB

For the quarterly period ended December 31, 2009

INDEX

		Page
PART I	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3

	Condensed Balance Sheets at December 31, 2009 and June 30, 2009 (unaudited at December 31, 2009)	3

	Condensed Statements of Operations for the three months ended December 31, 2009 and 2008 and from June 30, 2004 (inception) through December 31, 2009 (unaudited)	4

	Condensed Statements of Operations for the six months ended December 31, 2009 and 2008 and from June 30, 2004 (inception) through December 31, 2009 (unaudited)	5

	Condensed Statements of Cash Flows for the six months ended December 31, 2009 and 2008 and from June 30, 2004 (inception) through December 31, 2009 (unaudited)	6

	Notes to Condensed Financial Statements	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	9

Item3	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T	Controls and Procedures	11

PART II		11

Item 1	Legal Proceedings	11

Item 1A	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Submission of Matters to a Vote of Security Holders	11

Item 5	Other Information	11

Item 6	Exhibits	12

Signatures		12

Certifications

PART 1 – FINANCIAL INFORMATION

Item 1 Financial Statements

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	DECEMBER 31,	JUNE 30,
	2009	2009

ASSETS
CURRENT ASSETS:
Cash	$18,799	$—

TOTAL ASSETS	$18,799	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$—	$6,397
Notes Payable – Related Party	—	23,616

TOTAL CURRENT LIABILITIES	—	30,313

SHAREHOLDERS’ EQUITY (DEFICIENCY):

Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 25,050,000 Shares Issued and Outstanding at December 31, 2009 and 54,800,000 at June 30, 2009	25,050	54,800
Additional Paid-In Capital	82,561	(27,000)
(Deficit) Accumulated During the Development Stage	(88,812)	(57,813)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	18,799	(30,013)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$18,799	$—

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage

			July 30, 2004
			(Inception)
	For the Three Months Ended		through

	December 31	December 31	December 31,
	2009	2008	2009

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(9,451)	(6,921)	(96,777)

(LOSS) FROM OPERATIONS	(9,451)	(6,921)	(96,777)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(9,451)	$(6,921)	$(88,812)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC AND DILUTED	24,928,804	54,800,000	38,893,510

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage

	For the Six Months Ended (Inception)		July 30, 2004
	December 31, 2009	December 31, 2008	through December 31, 2009

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(30,999)	(8,896)	(96,777)

(LOSS) FROM OPERATIONS	(30,999)	(8,896)	(96,777)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(30,999)	$(8,896)	$(88,812)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC AND DILUTED	27,296,196	54,800,000	38,893,510

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Development Stage

	For the Six Months Ended		July 30, 2004
	December 31, 2009	December 31, 2008	through December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(30,999)	$(8,896)	$(88,812)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	—	8,896	6,397

NET CASH (USED) BY OPERATING ACTIVITIES	(30,999)	—	(78,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	31,250	—	54,866
Contributions of Capital	18,548	—	18,548

NET CASH PROVIDED BY FINANCING ACTIVITIES	49,798	—	101,214

NET INCREASE IN CASH	18,799	—	18,799

CASH – Beginning of Period	—	—	—

CASH – End of Period	$18,799	$—	$18,799

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

The Company received 30,000,000 shares of its common stock and reduced its liabilities by $30,013 as non-cash transactions in connection with the recapitalization on July 16, 2009.

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -	BUSINESS AND ACCOUNTING POLICIES –

Business:
Osler Incorporated was incorporated in the State of Nevada on July 30, 2004. The Company’s office is in Deerfield Beach, Florida.

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

Going Concern:

The Company has suffered recurring losses from operations and has not generated operating revenues and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking to raise additional capital through private equity investments and/or merger with an operating company. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

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

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE B -	INCOME TAXES –

As of June 30, 2009, the Company has a net operating loss carryforward of approximately $57,000. The ultimate utilization of the net operating loss resulting from the change in majority ownership has not been determined, which has no effect on the financial statements at December 31, 2009.

NOTE C -	RECAPITALIZATION –

On July 16, 2009, the Company transferred its wholly owned subsidiary to a majority shareholder and officer for 30,000,000 shares of the Company’s common stock. As a condition of the stock transfer, the subsidiary assumed the parent company’s liabilities amounting to approximately $30,000, primarily owing to the majority shareholder.

The buyer previously received certain consideration in the form of a discount on initial purchase of common stock. That discount was reversed in connection with the transaction.

The subsidiary had no assets or operations other than the assumption of the parent company’s liabilities, consisting of trade payables and notes payable to the buyer.

The transaction (between members under common control) was recorded at historical values in shareholders’ equity.

NOTE D -	SALE OF COMMON STOCK –

The Company sold 250,000 shares of common stock for a total of $31,250 during the six months ended December 31, 2009.

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

As used in this quarterly report, the terms “we”,” us”, “our”, “our Company” and “Osler” mean Osler Incorporated, unless otherwise indicated.

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

Results of Operations

For the three months ended December 31, 2009, the Company experienced a net (loss) of $ (9,451) compared to a net (loss) of $ (6,921) for the same period in 2008.

General and administrative expenses for the three month period ended December 31, 2009 were $ 9,451 versus $ 6,921 for the same period in 2008. This increase in 2009 is attributable to an increase in professional fees incurred for maintaining the Company’s publicly reporting status.

For the six months ended December 31, 2009, the Company experienced a net (loss) of $ (30,999) compared to a net (loss) of $ (8,896) for the same period in 2008.

General and administrative expenses for the six month period ended December 31, 2009 were $ 30,999 versus $ 8,896 for the same period in 2008. This increase in 2009 is attributable to an increase in professional fees incurred for maintaining the Company’s publicly reporting status.

Revenues

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity

During the six month period ended December 31, 2009, the Company satisfied its working capital needs by private sales of its stock and shareholder loans. As of December 31, 2009, the Company had cash on hand in the amount of $ 18,799. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. If additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place. We may also be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. If we are unable to obtain additional funds, we may be required to curtail our activities.

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

As of December 31, 2009, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the three month period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1: Legal Proceedings

Item 1A: Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On December 23, 2009, we sold an aggregate of 150,000 restricted shares of our common stock, par value $.001 per share, in the second tranche of a private placement to two accredited investors. The investors paid $.125 per share, for aggregate proceeds to the Company of $18,750. The shares were sold in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The certificates representing the shares bear the appropriate restrictive legend.

Item 3: Defaults upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 9, 2010.

Date : February 9, 2010	/s/ C. Leo Smith

C. Leo Smith, President