Form 10-Q
period 2010-03-31
OSLER INC.
filed 2010-05-04
CIK 1403433

FORM 10-Q

U.S Securities and Exchange Commission
Washington, D.C. 20549

For the Quarterly Period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act):

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, Par Value $.001 per share, on April 30, 2010 was 25,050,000 shares.

OSLER INCORPORATED

FORM 10-QSB

For the quarterly period ended March 31, 2010

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets at March 31, 2010 and June 30, 2009 (unaudited at March 31, 2010)	1

	Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and from June 30, 2004 (inception) through March 31, 2010 (unaudited)	2

	Condensed Statements of Operations for the nine months ended March 31, 2010 and 2009 and from June 30, 2004 (inception) through March 31, 2010 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and from June 30, 2004 (inception) through March 31, 2010 (unaudited)	4

	Notes to Condensed Financial Statements	5

Item 2	Management’s Discussion and Analysis or Plan of Operation	7

Item3	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T	Controls and Procedures	8

PART II

Item 1	Legal Proceedings	9

Item 1A	Risk Factors	9

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3	Defaults Upon Senior Securities	9

Item 4	Submission of Matters to a Vote of Security Holders	9

Item 5	Other Information	9

Item 6	Exhibits	9

Signatures		10

Certifications

PART 1 – FINANCIAL INFORMATION

Item 1:	Financial Statements

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

OSLER INCORPORATED
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	MARCH 31, 2010	JUNE 30, 2009
ASSETS

CURRENT ASSETS:
Cash	$14,782	$—

TOTAL ASSETS	$14,782	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$—	$6,397
Notes Payable – Related Party	—	23,616

TOTAL CURRENT LIABILITIES	—	30,313

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 25,050,000 Shares Issued and Outstanding at March 31, 2010 and 54,800,000 at June 30, 2009	25,050	54,800
Additional Paid-In Capital	82,561	(27,000)
(Deficit) Accumulated During the Development Stage	(92,829)	(57,813)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	14,782	(30,013)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$14,782	$—

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage
			July 30, 2004
			(Inception)
	For the Three Months Ended		through
	March 31, 2010	March 31, 2009	March 31, 2010

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(4,017)	(2,332)	(100,794)

(LOSS) FROM OPERATIONS	(4,017)	(2,332)	(100,794)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(4,017)	$(2,332)	$(92,829)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	25,050,000	54,800,000	38,291,618

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage
			July 30, 2004
			(Inception)
	For the Nine Months Ended		through
	March 31, 2010	March 31, 2009	March 31, 2010

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(35,016)	(11,228)	(100,794)

(LOSS) FROM OPERATIONS	(35,016)	(11,228)	(100,794)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(35,016)	$(11,228)	$(92,829)

NET (LOSS) PER SHARE:

Basic and Diluted	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	26,509,124	54,800,000	38,291,618

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Development Stage
			July 30, 2004
	For the Nine Months Ended		through
	March 31, 2010	March 31, 2009	March 31 , 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(35,016)	$(11,228)	$(92,829)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	—	11,228	6,397

NET CASH (USED) BY OPERATING ACTIVITIES	(35,016)	—	(82,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	31,250	—	54,866
Contributions of Capital	18,548	—	18,548

NET CASH PROVIDED BY FINANCING ACTIVITIES	49,798	—	101,214

NET INCREASE IN CASH	14,782	—	14,782

CASH – Beginning of Period	—	—	—

CASH – End of Period	$14,782	$—	$14,782

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

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

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -	BUSINESS AND ACCOUNTING POLICIES – (continued) –

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

As of June 30, 2009, the Company has a net operating loss carryforward of approximately $57,000. The ultimate utilization of the net operating loss resulting from the change in majority ownership, which has no effect on the financial statements at March 31, 2010, has not been determined.

NOTE C -	RECAPITALIZATION –

On July 16, 2009, the Company transferred its wholly owned subsidiary to a majority shareholder and officer for 30,000,000 shares of the Company’s common stock.  As a condition of the transfer, the subsidiary assumed the parent company’s liabilities amounting to approximately $30,000, primarily owing to the majority shareholder.

The transaction (between members under common control) was recorded at historical values in shareholders’ equity.

NOTE D -	SALE OF COMMON STOCK –

The Company sold 250,000 shares of common stock, for a total of $31,250, during the nine months ended March 31, 2010.

NOTE E -	SUBSEQUENT EVENT –

Management has evaluated the adequacy of financial statement disclosures subsequent to the balance sheet date through April 29, 2010.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution about Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue”, or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as may be required by applicable laws, including the Securities Laws of the United States, we do not intend to up-date any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our Company” and “Osler” means Osler Incorporated, unless otherwise indicated.

Overview

Osler Incorporated, a development stage company, was incorporated on July 30, 2004 under the laws of the State of Nevada to engage in the mining business. Effective September 1, 2008, we discontinued our business efforts related to mining and we are currently seeking new economic opportunities, including a merger transaction. No assurance can be given that we will be successful in identifying or negotiating such a transaction.

Results of Operations

For the three months ended March 31, 2010, the Company experienced a net (loss) of $ (4,017), as compared to a net (loss) of $ (2,332) for the same period in 2009.

General and administrative expenses for the three month period ended March 31, 2010 were $ 4,017, as compared to $ 2,332 for the same period in 2009. The increase in 2010 is attributable to an increase in professional fees incurred for maintaining the Company’s publicly reporting status.

For the nine months ended March 31, 2010, the Company experienced a net (loss) of $ (35,016), as compared to a net (loss) of $ (11,228) for the same period in 2009.

General and administrative expenses for the nine month period ended March 31, 2010 were $ 35,016, as compared to $ 11,228 for the same period in 2009. The increase in 2010 is attributable to an increase in professional fees incurred for maintaining the Company’s publicly reporting status.

Revenues

We have not earned any revenues since our inception, and we do not anticipate earning any revenues in the upcoming quarter.

Liquidity

During the nine month period ended March 31, 2010, the Company satisfied its working capital needs by private sales of its stock and shareholder loans. As of March 31, 2010, the Company had cash on hand in the amount of $ 14,782. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. If additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place. We may also be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

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

As of March 31, 2010, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the three month period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1:	Legal Proceedings
None

Item 1A:	Risk Factors
As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), we are not required to provide information required by this Item.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
No sale of unregistered equity securities was made during the three month period ended March 31, 2010.
Item 3:	Defaults Upon Senior Securities
None

Item 4:	Submission of Matters to a Vote of Security Holders
None

Item 5:	Other Information
None

Item 6:	Exhibits and Reports on Form 8-K
(a) 31.1 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) None

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, May 4, 2010.

May 4, 2010	/s/ C. Leo Smith,

C. Leo Smith, President