Form 10-K
period 2010-06-30
OSLER INC.
filed 2010-08-30
CIK 1403433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-146163

Osler Incorporated
(Exact name of small business issuer as specified in its charter)

Nevada	20-8195637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

500 Fairway Drive, Suite 108, Deerfield Beach, Florida 33441
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

Documents Incorporated by Reference: None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of August 23, 2010: $ 109,083.

Number of shares of each class of registrant’s capital stock outstanding: As of August 23, 2010: 2,505,014 shares of common stock were outstanding.

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE “REPORT”, ARE “FORWARD-LOOKING STATEMENTS.” THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF OSLER INCORPORATED, A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE “COMMISSION,” REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT’S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS “EXPECT,” “ANTICIPATE,” “INTEND,” “PLAN,” “BELIEVE,” “SEEK,” “ESTIMATE” AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1 Description of Business

INTRODUCTION

Osler Incorporated (the “Company”, “we”, or “us”) was incorporated in Nevada on July 30, 2004. We maintain our principal offices at 500 Fairway Drive, Suite 108, Deerfield Beach, Florida 33441. Our telephone number is (954) 580-1102.

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

On April 5, 2007, we acquired the Far 1 - 4 mineral claims comprising 82.64 acres (approximately 33.44 hectares) in Esmeralda County, in the State of Nevada from James McLeod (the “Far” property). Due to lack of funding, the Company was unable to pay the maintenance fees on the anniversary date of September 1, 2008 to maintain the Far 1 - 4 mineral claims. Accordingly, title to the Far 1 - 4 mineral claims was forfeited. Since then the Company’s primary focus has been on the acquisition of or merger with a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target company to any specific business, industry or geographical location and, thus, may acquire any type of business.  The Company is currently in preliminary discussions with a business entity regarding a possible business combination, but no assurances can be given at this time that such business combination will be consummated.

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

On June 21, 2010, we amended and restated our Articles of Incorporation to (a) effect a one (1) for ten (10) reverse split of our outstanding shares of Common Stock on such date; and (b) increase our total authorized capital shares to 80,000,000 shares, of which 75,000,000 shares are classified as Common Stock, par value $ .001 per share, and 5,000,000 shares are classified as Preferred Stock, par value $ .001 per share.

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

EMPLOYEES

The Company does not currently have any full time or part-time employees other than its sole officer, C. Leo Smith, who serves in such capacity without compensation. The Company’s success will largely depend upon the decisions made by Mr. Smith, who devotes approximately 10% of his business time to the Company’s affairs.

Item 1A Risk Factors

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

We Have Sustained Losses In Every Year Since Inception And May Never Become Profitable.

We have sustained losses in every year since inception. These losses were attributable to our lack of revenue producing business operations and our inability to obtain adequate financing to develop our exploration activities.

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

We Are Dependent Upon Our Sole Officer And Director.

As the Company lacks resources to hire employees, we are dependent upon the efforts of our officer and director, C. Leo Smith, who serves as our sole officer and sole director. The loss of the services of Mr. Smith could divert time and resources, delay the development of our current business, and negatively affect our ability to execute our business plan. Such problems might be expected to have a material adverse impact on our future business prospects.

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

Our potential failure to be successful in addressing these risks or other problems encountered in connection with future acquisitions, mergers, or strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.

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

If We Incur Indebtedness, We May Become Too Highly Leveraged And Would Be In Risk of Default.

If we incur indebtedness whether through a merger, acquisition or otherwise, we may become too highly leveraged and would be in risk of default.  There is no contractual or regulatory limit to the amount of debt we can take on.  Any debt incurred by the Company could adversely affect our ability to meet our obligations and we would then be in risk of default, which could have a material adverse effect on our financial condition, results of operations, business prospects, and long term future viability.

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

We are currently in preliminary discussions regarding a possible merger with a private entity. No assurances can be given, however, that we will successfully conclude such transaction. We cannot guarantee we will be able to negotiate the referenced transaction or any transaction on favorable terms.

Risk Factors Relating to Our Securities

Because One Shareholder Owns a Large Percentage of Our Voting Stock Other Shareholders’ Voting Power May be Limited.

As of July 31, 2010, C. Leo Smith, our sole officer director, beneficially owned or controlled approximately 73.4% of our voting stock. Accordingly, Mr. Smith has the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger or consolidation. As a result, other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of Mr. Smith could preclude any unsolicited acquisition of us, and consequently materially adversely affect the value of our common stock. Mr. Smith may make decisions that are adverse to your interests.

No Trading Market Currently Exists For Our Securities And None May Ever Develop Or Be Maintained.

Although the Company’s shares of common stock have been included for quotation on the OTC Bulletin Board and the in Pink Sheets under the symbol “OSLE” since December 2007, no trading market for the Company’s securities has developed. No assurance can be given that an active trading market for the Company’s common stock will ever develop or be maintained. Accordingly, shareholders are likely to experience illiquidity and may be required to hold our securities for an indefinite period of time.

Item 1B Unresolved Staff Comments

There are no unresolved comments from the Commission.

Item 2 Description of Property

The Company operates from an office at 500 Fairway Drive, Suite 108, Deerfield Beach, Florida 33441, provided at no charge by the Company’s sole officer and director, C. Leo Smith. Our telephone number is (954) 580-1102.

Item 3 Legal Proceedings

There are no known or pending legal proceedings to which the Company or any subsidiary is a party or of which any of their respective property is the subject.

 Item 4 Submission of Matters to a Vote of Security Holders

On June 16, 2010 the holders of at least a majority of the Company’s issued and outstanding shares of common stock adopted by written consent the actions required to approve the one (1) for ten (10) reverse split of the then issued and outstanding shares of common stock and the increase in the authorized shares of capital stock. There were no other matters submitted to a vote of security holders during the fiscal year ended June 30, 2010.

PART II

Item 5 Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s Common stock is presently included for quotation on the OTC Bulletin Board and in the Pink Sheets under the symbol “OSLE”. Our common stock has been quoted on the OTC Bulletin Board and in the Pink Sheets since December 2007. There is currently no active trading in our common stock and there has been no active trading since the quotation of our common stock commenced.

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

Recent Sales of Unregistered Securities

During fiscal 2010, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6 Selected Financial Data

As a smaller reporting company we are not required to provide the information required by this item.

Item 7 Management’s Discussion and Analysis or Plan of Operation

The following discussion of the Company’s financial condition and results of operations as well as certain statements and information under Item 1 “Business” include certain forward looking statements. When used in this report, the words “expects,” “intends,” “plans,” and “anticipates” and similar terms are intended to identify forward looking statements that relate to the Company’s future performance. Such statements involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed here.

Overview

From 2004 to 2008, the Company was engaged in gold and silver exploration.  On September 1, 2008, the Company ceased operations due to lack of funding required to make the necessary lease payment on its sole mining claim.

From September 2008 to the present, the Company has devoted its efforts to seeking other economic opportunities, including but not limited to, the possibility of acquiring a new line of business through a business combination.

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

Management does not believe that early adoption of recently issued accounting standards could have a material impact on the accompanying financial statements.

Results of Operations

Revenues

There was no revenue from operations generated for the fiscal year ended June 30, 2010 (“Fiscal 2010”). No revenue from operations has been earned by the Company since its inception.

General & Administrative Expenses

General and administrative expenses totaled $ (47,293) for Fiscal 2010, as compared to $ (13,862) for the fiscal year ended June 30, 2009 (“Fiscal 2009”). This increase in general and administrative expenses is largely attributable to an increase in fees paid for professional services related to maintaining the Company’s public reporting status.

As a result, we experienced a net loss of $ (47,293) for Fiscal 2010, as compared to a net loss of $ (5,897) for Fiscal 2009.

Liquidity, Capital Resources and Going Concern

As of June 30, 2010, the Company had cash or cash equivalents of $4,220. Management believes that the Company has insufficient funds to continue our operations for the next twelve months. Our sole officer, director, and controlling shareholder, C. Leo Smith, has indicated his intention to advance us sufficient capital to allow us to continue operations, but he is under no legal obligation to do so. If we are unable to obtain additional funding from Mr. Smith or other parties on terms acceptable to us or otherwise, we may not be able to continue our operations or fulfill our business plan and may have to curtail all operations.

These conditions indicate that the Company may be unable to continue as a going concern.  Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s financial statements that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements as of and for the years ended June 30, 2010 and 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this item.

Item 8 Financial Statements and Supplementary Data

Our audited financial statements listed on the Index to the Financial Statements are included beginning at F-1 following Item 14 of this Report.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Thomas W. Klash, CPA and LBB & Associates Ltd., LLP for the fiscal years ended June 30, 2010 and 2009, respectively. There have been no changes in or disagreements with Thomas W. Klash, CPA or LBB & Associates Ltd., LLP on accounting and financial disclosure matters at any time.

Item 9A (T) Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with accounting principles generally accepted in the United States of America, including those policies and procedures that:

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

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended June 30, 2010, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework.  Based on that assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2010. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B Other Information

None

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Our executive officers and directors and their ages as of August 23, 2010 are as follows:

Name	Age	Position Held

C. Leo Smith	42	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, and Secretary

The sole Director named above will serve until the next annual meeting of the stockholders and until his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical information

C. Leo Smith

C. Leo Smith, 42, previously served as the Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer of Smith International Enterprises, Inc., d/b/a AmerPlast Manufacturing, from the inception of the company in 1991 until it was sold in 2002. AmeriPlast Manufacturing was a privately held manufacturer of pre-paid telephone calling cards and stored value cards, such as gift cards and credit cards.

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

Employees:

We have no employees other than C. Leo Smith, who is our sole executive officer. For our accounting requirements we utilize the consulting services of an independent bookkeeper to assist in the preparation of our interim financial statements in accordance with accounting principles generally accepted in the United States.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Smith.

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

Item 11 Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the two most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)

C. Leo Smith	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President, Treasurer, Secretary, Director	2009	0	0	0	0	0	0	0

Lance Friedman	2010	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director	2009	0	0	0	0	0	0	0

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	% Class (2)
Officers and Directors:

Common Stock	C. Leo Smith(3)(4)	1,822,601	73.4%

All directors and executive officers as a group		1,822,601	73.4%

Beneficial owners of more than 5% of outstanding stock

Common Stock
	Insurance Marketing Solutions, LLC (3)	1,822,601	73.4%

	Alicia M. LaSala (5)	137,000	6.2%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2) A total of 2,505,014 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d) (1) under the Securities Exchange Act of 1934.

(3) Mr. Smith is deemed to be the beneficial owner of the shares of common stock owned by Insurance Marketing Solutions, LLC which is the record owner of 1,822,601 shares of the Company’s common stock. Mr. Smith has voting and disposition power over the shares beneficially owned by Insurance Marketing Solutions, LLC.

(4) The business address of Mr. Smith is 500 Fairway Drive, Suite 108, Deerfield Beach, Florida 33441.

(5)  Mrs. LaSala is deemed to be the beneficial owner of the shares of common stock owned by Renewable Assets, Inc. which is the record owner of 137,000 shares of the Company’s common stock. Mrs. LaSala has voting and disposition power over the shares owned by Renewable Assets, Inc. Mrs. LaSala’s business address is 21301 Powerline Road, Suite 103, Boca Raton, FL 33433.

The person listed is the sole officer and Director of our Company and has full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or a group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as options or warrants to purchase our common stock.

Item 13 Certain Relationships and Related Transactions, and Director Independence

None

Item 14: Principal Accountant Fees and Services

1) Audit Fees

For the Company’s fiscal years ended June 30, 2010 and 2009, we were billed approximately $ 23,500 and $ 8,510, respectively, for professional services rendered for the audit and review of our financial statements.

2) Audit - Related Fees

There were no fees for audit related services for the years ended June 30, 2010 and 2009.

3) Tax Fees

For the Company’s fiscal years ended June 30, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

4) All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2010 and 2009.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have record of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1

(a)(2)       Consolidated Financial Statement Schedules

See the accompanying Index to Financial Statement Schedule on page F-1

(a)(3)       Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2010)
3.2	Bylaws, effective August 2, 2004 (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on September 19, 2007)
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

OSLER INCORPORATED

FINANCIAL STATEMENTS

June 30, 2010 and 2009

OSLER INCORPORATED

FINANCIAL STATEMENTS

June 30, 2010 and 2009

THOMAS W. KLASH, Certified Public Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Osler Incorporated
Deerfield Beach, Florida

I have audited the accompanying Balance Sheet of Osler Incorporated as of June 30, 2010, and the related Statements of Operations, Shareholders’ Equity (Deficit), and Cash Flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.  The financial statements of Osler Incorporated as of June 30, 2009, and for the period from June 30, 2004 (inception) through June 30, 2009, were audited by other auditors whose report dated August 11, 2009, expressed an unqualified opinion on those financial statements.

I conducted my audit in accordance with standards established by the Public Accounting Oversight Board (United States of America).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osler Incorporated as of June 30, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has suffered losses from operations, has no operating revenues, and an accumulated deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas W. Klash
Certified Public Accounting
Hollywood, Florida
August 12, 2010

1909 Tyler Street – Suite 603 – Hollywood, Florida  33020 (954) 925-4900
www.tklash.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Osler Incorporated
(A Development Stage Company)
Deerfield Beach, FL

We have audited the accompanying balance sheet of Osler Incorporated (the “Company”) as of June 30, 2009, and the related statements of operations, stockholders' deficit and cash flows for the year then ended and the period from July 30, 2004 (inception) through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osler Incorporated as of June 30, 2009, and the results of its operations and its cash flows the year then ended and the period from July 30, 2004 (inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
August 11, 2009

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	JUNE 30, 2010	JUNE 30, 2009
ASSETS

CURRENT ASSETS:
Cash	$4,220	$—

TOTAL ASSETS	$4,220	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$1,715	$6,397
Notes Payable – Related Party	—	23,616

TOTAL CURRENT LIABILITIES	1,715	30,313

SHAREHOLDERS’ EQUITY (DEFICIT):

Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized, No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding at June 30, 2010 and 5,480,000 at June 30, 2009	2,505	5,480
Additional Paid-In Capital	105,106	(22,320)
(Deficit) Accumulated During the Development Stage	(105,106)	(57,813)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	2,505	(30,013)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,220	$—

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Development Stage
			July 30, 2004
	Years Ended		(Inception)
	June 30,	June 30,	through
	2010	2009	June 30, 2010

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(47,293)	(13,862)	(113,071)

(LOSS) FROM OPERATIONS	(47,293)	(13,862)	(113,071)

OTHER INCOME	—	7,965	7,965

NET (LOSS)	$(47,293)	$(5,897)	$(105,106)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.02)	$(.00)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,662,138	5,480,000	3,773,401

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM JULY 30, 2004 (INCEPTION) THROUGH JUNE 30, 2010

					Deficit
					Accumulated
			Additional *		During the
	Common Stock *		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Stock Issued on July 30, 2004	3,000,000	$3,000	$—	$(3,000)	$—	$—

Balance, June 30, 2005	3,000,000	3,000	—	(3,000)	—	—

Net (Loss) for Period	—	—	—	—	—	—

Balance, June 30, 2006	3,000,000	3,000	—	(3,000)	—	—

Stock Issued for Cash	2,480,000	2,480	22,320	—	—	24,800

Subscription Receivable	—	—	—	3,000	—	3,000

Net (Loss) for Period	—	—	—	—	(13,871)	(13,871)

Balance, June 30, 2007	5,480,000	5,480	22,320	—	(13,871)	13,929

Net (Loss) for Period	—	—	—	—	(38,045)	(38,045)

Balance, June 30, 2008	5,480,000	5,480	22,320	—	(51,916)	(24,116)

Net (Loss) for Period	—	—	—	—	(5,897)	(5,897)

Balance, June 30, 2009	5,480,000	5,480	22,320	—	(57,813)	(30,013)

Contribution to Capital	—	—	18,548	—	—	18,548

Stock Issued for Cash	25,000	250	31,000	—	—	31,250

Recapitalization	(3,000,000)	(3,000)	33,013	—	—	30,013

Fractional Shares Issued – Reverse Split	14	—	—	—	—	—

Reclassification – Reverse Split	—	(225)	225	—	—	—

Net (Loss) for Period	—	—	—	—	(47,293)	(47,293)

Balance, June 30, 2010	2,505,014	$2,505	$105,106	$—	$(105,106)	$2,505

*Retroactively restated for reverse stock split.

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Development Stage
	Years Ended		July 30, 2004
	June 30,	June 30,	through
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(47,293)	$(5,897)	$(105,106)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	1,715	5,897	8,112

NET CASH (USED) BY OPERATING ACTIVITIES	(45,578)	—	(93,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	31,250	—	54,866
Contributions to Capital	18,548	—	18,548

NET CASH PROVIDED BY FINANCING ACTIVITIES	49,798	—	101,214

NET INCREASE IN CASH	4,220	—	4,220

CASH – Beginning of Period	—	—	—

CASH – End of Period	$4,220	$—	$4,220

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

The Company received 3,000,000 shares of its common stock, and reduced its liabilities by $30,013, as a non-cash transaction in connection with a recapitalization on July 16, 2009.

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A  -  BUSINESS AND ACCOUNTING POLICIES –

Business:
Osler Incorporated (“Osler”) was incorporated in the State of Nevada on July 30, 2004.  The Company’s office is in Deerfield Beach, Florida.

“Osler” is a “shell company” as defined by the Securities and Exchange Commission to be an entity with “no or nominal operations, and with no or nominal assets or assets consisting of solely cash and cash equivalents”.

The Company is in the process of developing a business plan, raising capital and seeking potential merger candidates.  Accordingly, the Company is classified as a “development stage company”.

Going Concern:
The Company has suffered recurring losses from operations and has no operating revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking to raise additional capital through private borrowings, sale of equity securities, and/or merger with an operating company. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

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

Fair Values of Financial Instruments:
The carrying amounts of the Company’s financial instruments at June 30, 2010 and June 30, 2009, approximate fair value.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A  -  BUSINESS AND ACCOUNTING POLICIES – (continued) –

Income Taxes:
Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes giving consideration to enacted tax laws.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

The Company recognizes the tax benefits from uncertain positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits from uncertain positions recognized are reflected at the amounts most likely to be sustained on examination.

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

Recent Accounting Pronouncements:
Management does not believe that early adoption of recently issued accounting standards could have a material impact on the accompanying financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE B  - INCOME TAXES –

As of June 30, 2010, the Company has a net operating loss carryforward of approximately $47,000, which may be carried forward to 2030, to offset future taxable income.

Significant components of the Company’s net deferred tax assets and liabilities, currently computed at approximately 20% are as follows:

	JUNE 30,
	2010	2009
DEFERRED TAX ASSETS:
Net Operating Loss Carryforward	$9,400	$2,005

VALUATION ALLOWANCE	(9,400)	(2,005)

NET DEFERRED TAX ASSETS	$—	$—

The valuation allowance changed during the two years ended June 30, 2010 from changes in the loss carryforwards and limitations relating to ownership changes and business continuity as follows:

	JUNE 30,
	2010	2009

VALUATION ALLOWANCE - Beginning	$2,005	$12,936

INCREASE (DECREASE) RELATING TO:
Timing Differences	9,400	2,005
Statutory Limitations	(2,005)	(12,936)

VALUATION ALLOWANCE – Ending	$9,400	$2,005

The income tax provision consisted of the following:

	JUNE 30,
	2010	2009
CONTINUING OPERATIONS:

Federal Income Tax Benefit at Expected Statutory Rates	$6,900	$19,657
State Income Tax Benefit	2,500	—
	9,400	19,657
VALUATION ALLOWANCE	(9,400)	(19,657)

NET TAX PROVISION	$—	$—

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE B  - INCOME TAXES – (continued) -

Uncertain Tax Positions:
The Company’s income tax returns are subject to examination for years subsequent to June 30, 2006.  The Company is not currently under any state or Federal tax exams.  Management does not believe there were any uncertain tax positions taken by the Company.

NOTE C  -  RECAPITALIZATION –

On July 16, 2009, the Company transferred its wholly owned subsidiary to a majority shareholder and officer for 3,000,000 shares of the Company’s common stock.  As a condition of the transfer, the subsidiary assumed the parent company’s liabilities, amounting to approximately $30,000, primarily owing to the majority shareholder.

The transaction (between members under common control) was recorded at historical values in shareholders’ equity.

NOTE D  -  CAPITAL STOCK –

On June 21, 2010, the Company’s Board of Directors approved the following actions:

• Authorized 5,000,000 shares of preferred stock with a par value of $.001 per share.
• Reverse split the shares of common stock outstanding on the basis of 1 for 10.

All share and per share amounts in the accompanying financial statements have been retroactively restated.

NOTE E  - SUBSEQUENT EVENTS –

The Company has evaluated the need to disclose events subsequent to the balance sheet date through the date of filing this Form 10-K and have no events to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30 day of August 2010.

Osler Incorporated

By:	/s/ C. Leo Smith
C. Leo Smith,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ C. Leo Smith
C. Leo Smith,
President, Chief Executive Officer and Chief Financial Officer

By:	/s/ C. Leo Smith
C. Leo Smith,
Director