Form 10-Q
period 2010-09-30
OSLER INC.
filed 2010-11-15
CIK 1403433

FORM 10-Q

U.S Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Transition Period From to ___________

Commission File No. 333-146163

OSLER INCORPORATED
(Name of Small Business Issuer in its Charter)

Nevada	20-8195637
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No   ☐

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

Yes   ☒     No   ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, on November 1, 2010 was 2,505,014 shares.

OSLER INCORPORATED

FORM 10-QSB

For the Quarterly Period ended September 30, 2010

PART 1 – FINANCIAL INFORMATION

Item 1:	Financial Statements

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

SEPTEMER 30, 2010

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	SEPTEMBER 30,	JUNE 30,
	2010	2010
ASSETS

CURRENT ASSETS:
Cash	$14	$4,220

TOTAL ASSETS	$14	$4,220

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$13,678	$1,715

TOTAL CURRENT LIABILITIES	13,678	1,715

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding at September 30, 2010 and at June 30, 2010	2,505	2,505
Additional Paid-In Capital	106,606	105,106
(Deficit) Accumulated During the Development Stage	(122,775)	(105,106)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	(13,664)	2,505

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$14	$4,220

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage
			July 30, 2004
			(Inception)
	For the Three Months Ended		through
	September 30,	September 30,	September 30,
	2010	2009	2010

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(17,669)	(21,548)	(87,326)

(LOSS) FROM OPERATIONS	(17,669)	(21,548)	(87,326)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(17,669)	$(21,548)	$(79,361)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.01)	(.00)	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	5,480,000	3,721,607

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Development Stage
	For the Three Months Ended		July 30, 2004
	September 30,	September 30,	through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(17,669)	$(21,548)	$(122,775)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	11,963	28	20,075

NET CASH (USED) BY OPERATING ACTIVITIES	(5,706)	(21,520)	(98,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	—	12,500	54,866
Contributions of Capital	1,500	18,548	20,048

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,500	31,048	102,714

NET INCREASE (DECREASE) IN CASH	(4,206)	9,528	14

CASH – Beginning of Period	4,220	—	—

CASH – End of Period	$14	$9,528	$14

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A  -  BUSINESS AND ACCOUNTING POLICIES –

Business:
Osler Incorporated (“Osler”) was incorporated in the State of Nevada on July 30, 2004. The Company’s office is in Deerfield Beach, Florida.

Osler is a “shell company” as defined by the Securities and Exchange Commission to be an entity with “no or nominal operations, and with no or nominal assets or assets consisting of solely cash and cash equivalents”.

The Company is in the process of developing a business plan, raising capital and seeking potential merger candidates. Accordingly, the Company is classified as a “development stage company”.

Basis of Presentation:

These financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended June 30, 2010.

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

Income Taxes:

Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred taxes are recorded for estimated future tax effect of differences between the bases of assets and liabilities for financial reporting and income tax purposes giving consideration to enacted tax laws. If available, evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

As of September 30, 2010, the Company has a net operating loss carryforward of approximately $64,000, which may be carried forward to 2031, to offset future taxable income.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C  -  SHAREHOLDERS’ EQUITY –

Equity Transactions:
On June 21, 2010, the Company’s Board of Directors approved the following actions:

● Authorized 5,000,000 shares; $.001 par value per share, of preferred stock.
● Reverse split the shares of common outstanding on the basis of 1 for 10.

All share and per share amounts have been restated to reflect the above referenced actions.

On August 30, 2010, the Company’s principal shareholder advanced working capital to the Company. The advance is classified as additional paid in capital in the accompanying financial statements.

NOTE D  -  SUBSEQUENT EVENTS –

The Company has evaluated the need to disclose events subsequent to the balance sheet date through the filing of this form 10Q and have no events to report.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended September 30, 2010, the Company experienced a net loss of $ 17,669, as compared to a net loss of $ 21,548 for the same period in 2009.

General and administrative expenses for the three month period ended September 30, 2010 were $ 17,669, as compared to $ 21,548 for the same period in 2009. The decrease in 2010 is attributable to a reduction in professional fees incurred for maintaining the Company’s publicly reporting status.

Revenues

We have not earned any revenues since our inception, and we do not anticipate earning any revenues in the upcoming quarter.

Liquidity

During the three month period ended September 30, 2010, the Company satisfied its working capital needs by private sales of its stock and shareholder loans. As of September 30, 2010, the Company had cash on hand in the amount of $ 14. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. If additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place. We may also be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

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

As of September 30, 2010, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the three month period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1:	Legal Proceedings

None

Item 1A:	Risk Factors

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), we are not required to provide information required by this Item.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:	Defaults upon Senior Securities

None

Item 4:	[Removed and Reserved]

None

Item 5:	Other Information

None

Item 6:	Exhibits and Reports on Form 8-K

(a) 31.1 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2010.

November 15, 2010
/s/ C. Leo Smith,
C. Leo Smith, President