Form 10-Q
period 2010-12-31
OSLER INC.
filed 2011-02-08
CIK 1403433

FORM 10-Q

U.S Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2010.

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
Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, on January 31, 2011 was 2,505,014 shares.

OSLER INCORPORATED

FORM 10-Q

For the Quarterly Period ended December 31, 2010

PART 1 – FINANCIAL INFORMATION

Item 1:	Financial Statements

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2010

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	DECEMBER 31,	JUNE 30,
	2010	2010
ASSETS

CURRENT ASSETS:
Cash	$65	$4,220

TOTAL ASSETS	$65	$4,220

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$250	$1,715

TOTAL CURRENT LIABILITIES	250	1,715

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding at December 31, 2010 and at June 30, 2010	2,505	2,505
Additional Paid-In Capital	126,106	105,106
(Deficit) Accumulated During the Development Stage	(128,796)	(105,106)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	(185)	2,505

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$65	$4,220

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage
			July 30, 2004
			(Inception)
	Three Months Ended		through
	December 31,		December 31,
	2010	2009	2010
REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	6,021	9,451	136,761

(LOSS) FROM OPERATIONS	(6,021)	(9,451)	(136,761)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(6,021)	$(9,451)	$(128,796)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	$(.00)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	5,480,000	3,673,877

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage
			July 30, 2004
			(Inception)
	Six Months Ended		through
	December 31,		December 31,
	2010	2009	2010
REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	23,690	30,999	136,761

(LOSS) FROM OPERATIONS	(23,690)	(30,999)	(136,761)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(23,690)	$(30,999)	$(128,796)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.01)	$(.01)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	5,480,000	3,673,877

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Development Stage
	Months Ended		July 30, 2004
	December 31,		through
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(23,690)	$(30,999)	$(128,796)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	(1,465)	—	6,647

NET CASH (USED) BY OPERATING ACTIVITIES	(25,155)	(30,999)	(118,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	—	31,250	54,866
Contributions of Capital	21,000	18,548	39,548

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,000	49,798	122,214

NET INCREASE (DECREASE) IN CASH	(4,155)	18,799	65

CASH – Beginning of Period	4,220	—	--

CASH – End of Period	$65	$18,799	$65

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BUSINESS AND ACCOUNTING POLICIES –

Business:
Osler Incorporated (“Osler”) was incorporated in the State of Nevada on July 30, 2004. The Company’s office is in Deerfield Beach, Florida.

“Osler” is a “shell company” as defined by the Securities and Exchange Commission to be an entity with “no or nominal operations, and with no or nominal assets or assets consisting solely of cash and cash equivalents”.

The Company is in the process of developing a business plan, raising capital and seeking potential merger candidates. Accordingly, the Company is classified as a “development stage company”.

Basis of Presentation:

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed financial statements. The Company believes the disclosures presented are adequate to make the information not misleading.

These condensed financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended June 30, 2010.

Going Concern:

The Company has suffered recurring losses from operations, has not generated operating revenues and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking to raise additional capital through private equity investments and/or merger with an operating company. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

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

NOTE B - INCOME TAXES –

As of December 31, 2010, the Company has a net operating loss carryforward of approximately $70,000, which may be carried forward to 2031, to offset future taxable income.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C - SHAREHOLDERS’ EQUITY –

During the six months ended December 31, 2010, the Company’s principal shareholder advanced working capital to the Company. The advances are classified as additional paid in capital in the accompanying financial statements.

NOTE D - SUBSEQUENT EVENTS –

The Company has evaluated the need to disclose events subsequent to the balance sheet date through the filing of this Form 10-Q and have no events to report.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution about forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue”, or the negative of these terms or comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as may be required by applicable laws, including the Securities Laws of the United States, we do not intend to up-date any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

As used in this quarterly report, the terms “we”, “us”, “our”, “our Company”, and “Osler” means Osler Incorporated, unless otherwise indicated.

Overview

Osler Incorporated, a development stage company, was incorporated on July 30, 2004 under the laws of the State of Nevada to engage in the mining business. Effective September 1, 2008, we discontinued our business efforts relating to mining and we are currently seeking new economic opportunities, including a merger transaction. No assurance can be given that we will be successful in identifying or negotiating such a transaction.

Results of Operations

For the three months ended December 31, 2010, the Company experienced a net loss of $ 6,021, as compared to a net loss of $ 9,451 for the same period in 2009.

General and administrative expenses for the three month period ended December 31, 2010 were $ 6,021, as compared to $ 9,451 for the same period in 2009. The decrease in 2010 is attributable to a reduction in professional fees incurred for maintaining the Company’s publicly reporting status.

For the six months ended December 31, 2010, the Company experienced a net loss of $ 23,690, as compared to a net loss of $ 30,999 for the same period in 2009.

General and administrative expenses for the six month period ended December 31, 2010 were $ 23,690, as compared to $ 30,999 for the same period in 2009. The decrease in 2010 is attributable to a reduction in professional fees incurred for maintaining the Company’s publicly reporting status.

Revenues

We have not earned any revenues since our inception, and we do not anticipate earning any revenues in the upcoming quarter.

Liquidity

During the three month period ended December 31, 2010, the Company satisfied its working capital needs by shareholder loans. As of December 31, 2010, the Company had cash on hand in the amount of $ 65. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. If additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place for such loans. We may also be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements or understandings in place for any future equity financing.

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

As of December 31, 2010, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the three month period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2011.

February 8, 2011	/s/ C. Leo Smith,
C. Leo Smith, President