Form 10-Q
period 2011-03-31
OSLER INC.
filed 2011-05-10
CIK 1403433

FORM 10-Q

U.S Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011

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
Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, on May 2, 2011 was 2,505,014 shares.

OSLER INCORPORATED

FORM 10-Q

For the Quarterly Period ended March 31, 2011

INDEX

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Balance Sheets at March 31, 2011 and June 30, 2010 (unaudited at March 31, 2011)		1

Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 and from June 30, 2004 (inception) through March 31, 2011 (unaudited)		2

Condensed Statements of Operations for the nine months ended March 31, 2011 and 2010 and from June 30, 2004 (inception) through March 31, 2011 (unaudited)		3

Condensed Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 and from June 30, 2004 (inception) through March 31, 2011 (unaudited)		4

Notes to Condensed Financial Statements		5

Item 2	Management’s Discussion and Analysis or Plan of Operation	8

Item3	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4T	Controls and Procedures	9

PART II

Item 1	Legal Proceedings	9

Item 1A	Risk Factors	9

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3	Defaults upon Senior Securities	10

Item 4	[Removed and Reserved]	10

Item 5	Other Information	10

Item 6	Exhibits	10

Signatures		10

Certifications

PART 1 – FINANCIAL INFORMATION

Item 1:	Financial Statements

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	MARCH 31,	JUNE 30,
	2010	2010
ASSETS

CURRENT ASSETS:
Cash	$10	$4,220

TOTAL ASSETS	$10	$4,220

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$970	$1,715

TOTAL CURRENT LIABILITIES	970	1,715

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value – 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding at March 31, 2011 and June 30, 2010	2,505	2,505
Additional Paid-In Capital	128,706	105,106
(Deficit) Accumulated During the Development Stage	(132,171)	(105,106)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	(960)	2,505

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$10	$4,220

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage
			July 30, 2004
	For the Three Months Ended		(Inception)
	March 31,	March 31,	through
	2011	2010	March 31, 2011

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(3,375)	(4,017)	(140,136)

(LOSS) FROM OPERATIONS	(3,375)	(4,017)	(140,136)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(3,375)	$(4,017)	$(132,171)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	$(.00)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,630,675

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage
			July 30, 2004
	For the Nine Months Ended		(Inception)
	March 31,	March 31,	through
	2011	2010	March 31, 2011

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(27,065)	(35,016)	(140,136)

(LOSS) FROM OPERATIONS	(27,065)	(35,016)	—

OTHER INCOME	—	—	7,965

NET (LOSS)	$(27,065)	$(35,016)	$(132,171)

NET (LOSS) PER SHARE:

Basic and Diluted	$(.01)	$(.01)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,650,912	3,630,675

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Development Stage
	For the Nine Months Ended		July 30, 2004
	March 31,	March 31,	through
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(27,065)	$(35,016)	$(132,171)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	(745)	—	7,367

NET CASH (USED) BY OPERATING ACTIVITIES	(27,810)	(35,016)	(121,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	—	31,250	54,866
Contributions of Capital	23,600	18,548	42,148

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	49,798	124,814

NET INCREASE (DECREASE) IN CASH	(4,210)	14,782	10

CASH – Beginning of Period	4,220	—	—

CASH – End of Period	$10	$14,782	$10

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -	BUSINESS AND ACCOUNTING POLICIES –

Business:
Osler Incorporated (“Osler”) was incorporated in the State of Nevada on July 30, 2004. The Company’s office is in Deerfield Beach, Florida.

Osler is a “shell company” as defined by the Securities and Exchange Commission to be an entity with no or nominal operations, and with no or nominal assets or assets consisting solely of cash and cash equivalents.

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

Income Taxes:

Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred taxes are recorded for estimated future tax effect of differences between the basis of assets and liabilities for financial reporting and income tax purposes giving consideration to enacted tax laws. If available, evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

As of March 31, 2011, the Company has net operating loss carryforwards of approximately $73,000, which may be carried forward through 2031, to offset future taxable income.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C -	SHAREHOLDERS’ EQUITY –

During the nine months ended March 31, 2011, the Company’s principal shareholder advanced working capital to the Company. The advances are classified as additional paid in capital in the accompanying financial statements.

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

Results of Operations

For the three months ended March 31, 2011, the Company experienced a net loss of $ 3,375, as compared to a net loss of $ 4,017 for the same period in 2010.

General and administrative expenses for the three month period ended March 31, 2011 were $ 3,375, as compared to $ 4,017 for the same period in 2010. The decrease in 2011 is attributable to a reduction in professional fees incurred for maintaining the Company’s publicly reporting status.

For the nine months ended March 31, 2011, the Company experienced a net loss of $ 27,065, as compared to a net loss of $ 35,016 for the same period in 2010.

General and administrative expenses for the nine month period ended March 31, 2011 were $ 27,065, as compared to $ 35,016 for the same period in 2010. The decrease in 2011 is attributable to a reduction in professional fees incurred for maintaining the Company’s publicly reporting status.

Revenues

We have not earned any revenues since our inception, and we do not anticipate earning any revenues in the upcoming quarter.

Liquidity

During the three month period ended March 31, 2011, the Company satisfied its working capital needs by shareholder loans. As of March 31, 2011, the Company had cash on hand in the amount of $ 10. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. If additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place for such loans. We may also be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements or understandings in place for any future equity financing.

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

As of March 31, 2011, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the three month period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2011.

/s/ C. Leo Smith
C. Leo Smith, President