Form 10-K
period 2011-06-30
OSLER INC.
filed 2011-09-28
CIK 1403433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-146163

Osler Incorporated
(Exact name of small business issuer as specified in its charter)

Nevada	20-8195637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

200 S.W. 1st Avenue, Suite 1250, Ft. Lauderdale, FL 33301
(Address of principal executive office)

(954) 767-6339
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 15, 2011: $ 238,845.

Number of shares of each class of registrant’s capital stock outstanding: As of September 15, 2011: 2,505,014 shares of common stock were outstanding.

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

PART I

Item 1 Description of Business

INTRODUCTION

Osler Incorporated (the “Company”, “we”, or “us”) was incorporated in Nevada on July 30, 2004. We maintain our principal offices at 200 S.W. 1st Avenue, Suite 1250, Ft. Lauderdale, FL 33301. Our telephone number is: (954) 767-6339.

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

Any merger, acquisition, strategic investment or other form of business combination by us will likely involve a number of risks, including:

●	The difficulty of assimilating the operations and personnel of acquired companies into our operations;

●	Additional operating losses and expenses of the business or businesses we may acquire or in which we invest;

●	The difficulty of integrating acquired technology and rights into the Company and unanticipated expenses related to such integration;

●	The failure to successfully further develop acquired technology resulting in the impairment of amounts capitalized as intangible assets;

●	The potential for patent and trademark infringement claims against the acquired company;

●	The impairment of relationships with customers and partners of the companies we may acquire or in which we may invest;

●	The impact of known potential liabilities or unknown liabilities associated with the companies we may establish relationships with;

●
In the case of foreign acquisitions or business relationships, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences;

●	Our lack of control or limitations on our control over the operations of our potential business partners; and

●	The difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems.

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

Risk Factors Relating to Our Securities

Because One Shareholder Owns a Large Percentage of Our Voting Stock Other Shareholders’ Voting Power May be Limited.

As of September 15, 2011, C. Leo Smith, our sole officer director, beneficially owned or controlled approximately 73.4% of our voting stock. Accordingly, Mr. Smith has the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger or consolidation. As a result, other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of Mr. Smith could preclude any unsolicited acquisition of us, and consequently materially adversely affect the value of our common stock. Mr. Smith may make decisions that are adverse to your interests.

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

Item 2 Description of Property

The Company operates from an office at 200 S.W. 1st Avenue, Suite 1250, Ft. Lauderdale, FL 33301, provided at no charge by the Company’s sole officer and director, C. Leo Smith. Our telephone number is (954) 767-6339.

Item 3 Legal Proceedings

There are no known or pending legal proceedings to which the Company or any subsidiary is a party or of which any of their respective property is the subject.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal year ended June 30, 2011.

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

Holders of Record

As of the date of this filing, there were approximately 39 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

During fiscal 2011, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Results of Operations

Revenues

There was no revenue from operations generated for the fiscal year ended June 30, 2011 (“Fiscal 2011”). No revenue from operations has been earned by the Company since its inception.

General & Administrative Expenses

General and administrative expenses totaled $ 31,350 for Fiscal 2011, as compared to $ 47,293 for the fiscal year ended June 30, 2010 (“Fiscal 2010”). This decline in general and administrative expenses is largely attributable to a decline in fees paid for professional services related to maintaining the Company’s public reporting status.

As a result, we experienced a net loss of $ 31,150 for Fiscal 2011, as compared to a net loss of $ 47,293 for Fiscal 2010.

Liquidity, Capital Resources and Going Concern

As of June 30, 2011, the Company had cash or cash equivalents of $ 139. Management believes that the Company has insufficient funds to continue our operations for the next twelve months. Our sole officer, director, and controlling shareholder, C. Leo Smith, has indicated his intention to advance us sufficient capital to allow us to continue operations, but he is under no legal obligation to do so. If we are unable to obtain additional funding from Mr. Smith or other parties on terms acceptable to us or otherwise, we may not be able to continue our operations or fulfill our business plan and may have to curtail all operations.

These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s financial statements that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements as of and for the years ended June 30, 2011 and 2010.

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

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Thomas W. Klash, CPA for the fiscal years ended June 30, 2011 and 2010. There have been no changes in or disagreements with Thomas W. Klash, CPA on accounting and financial disclosure matters at any time.

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

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended June 30, 2011, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on that assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2011. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B Other Information

None

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Our executive officers and directors and their ages as of September 15, 2011 are as follows:

Name	Age	Position Held

C. Leo Smith	43	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, and Secretary

The sole Director named above will serve until the next annual meeting of the stockholders and until his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical Information

C. Leo Smith

C. Leo Smith, 43, previously served as the Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer of Smith International Enterprises, Inc., d/b/a AmerPlast Manufacturing, from the inception of the company in 1991 until it was sold in 2002. AmeriPlast Manufacturing was a privately held manufacturer of pre-paid telephone calling cards and stored value cards, such as gift cards and credit cards.

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

Employees

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

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award (s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)

C. Leo Smith	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President, Treasurer, Secretary, Director	2010	0	0	0	0	0	0	0

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

(4) The business address of Mr. Smith is 200 S.W. 1st Avenue, Suite 1250, Ft. Lauderdale, FL 33301.

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

Item 13 Certain Relationships and Related Transactions, and Director Independence

None

Item 14: Principal Accountant Fees and Services

1) Audit Fees

For the Company’s fiscal years ended June 30, 2011 and 2010, we were billed approximately $ 12,870 and $ 23,500, respectively, for professional services rendered for the audit and review of our financial statements.

2) Audit - Related Fees

There were no fees for audit related services for the years ended June 30, 2011 and 2010.

3) Tax Fees

For the Company’s fiscal years ended June 30, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

4) All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2011 and 2010.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have a record of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

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

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
JUNE 30, 2011

 THOMAS W. KLASH
 Certified Public Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Osler Incorporated
Fort Lauderdale, Florida

I have audited the accompanying Balance Sheets of Osler Incorporated as of June 30, 2011 and 2010, and the related Statements of Operations, Shareholders’ Equity (Deficit), and Cash Flows for the years then ended, and for the period from July 30, 2004 (inception) through June 30, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards established by the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osler Incorporated as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended, and for the period from July 30, 2004 (inception) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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
September 13, 2011

1909 Tyler Street – Suite 603 – Hollywood, Florida 33020 (954) 925-4900
www.tklash.com

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	JUNE 30,	JUNE 30,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash	$139	$4,220

TOTAL ASSETS	$139	$4,220

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$3,784	$1,715

TOTAL CURRENT LIABILITIES	3,784	1,715

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized, No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding	2,505	2,505
Additional Paid-In Capital	130,106	105,106
(Deficit) Accumulated During the Development Stage	(136,256)	(105,106)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,645)	2,505

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$139	$4,220

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Development Stage
			July 30, 2004
	Years Ended		(Inception)
	June 30,	June 30,	through
	2011	2010	June 30, 2011

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(31,150)	(47,293)	(144,221)

(LOSS) FROM OPERATIONS	(31,150)	(47,293)	(144,221)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(31,150)	$(47,293)	$(136,256)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.01)	$(.02)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,662,138	3,590,122

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM JULY 30, 2004 (INCEPTION) THROUGH JUNE 30, 2011

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
Stock Issued on July 30, 2004	3,000,000	$3,000	$—	$(3,000)	$—	$—

Balance, June 30, 2005	3,000,000	3,000	—	(3,000)	—	—

Net (Loss) for Period	—	—	—	—	—	—

Balance, June 30, 2006	3,000,000	3,000	—	(3,000)	—	—

Stock Issued for Cash	2,480,000	2,480	22,320	—	—	24,800

Subscription Receivable	—	—	—	3,000	—	3,000

Net (Loss) for Period	—	—	—	—	(13,871)	(13,871)

Balance, June 30, 2007	5,480,000	5,480	22,320	—	(13,871)	13,929

Net (Loss) for Period	—	—	—	—	(38,045)	(38,045)

Balance, June 30, 2008	5,480,000	5,480	22,320	—	(51,916)	(24,116)

Net (Loss) for Period	—	—	—	—	(5,897)	(5,897)

Balance, June 30, 2009	5,480,000	5,480	22,320	—	(57,813)	(30,013)

Contribution to Capital	—	—	18,548	—	—	18,548

Stock Issued for Cash	25,000	250	31,000	—	—	31,250

Recapitalization	(3,000,000)	(3,000)	33,013	—	—	30,013

Fractional Shares Issued –Reverse Split	14	—	—	—	—	—

Reclassification – Reverse Split	—	(225)	225	—	—	—

Net (Loss) for Period	—	—	—	—	(47,293)	(47,293)

Balance, June 30, 2010	2,505,014	2,505	105,106	—	(105,106)	2,505

Contributions to Capital	—	—	25,000	—	—	25,000

Net (Loss) for Period	—	—	—	—	((31,150)	(31,150)

Balance, June 30, 2011	2,505,014	$2,505	$130,106	$—	$(136,256)	$(3,645)

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Development Stage
	Years Ended		July 30, 2004
	June 30,	June 30,	through
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(31,150)	$(47,293)	$(136,256)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	2,069	1,715	5,961

NET CASH (USED) BY OPERATING ACTIVITIES	(29,081)	(45,578)	(126,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800 *
Proceeds from Sale of Stock	—	31,250	54,866
Contributions to Capital	25,000	18,548	43,548

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	49,978	126,214

NET INCREASE (DECREASE) IN CASH	(4,081)	4,220	(4,081)

CASH – Beginning of Period	4,220	—	4,220

CASH – End of Period	$139	$4,220	$139

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

*Converted to common stock

See accompanying notes to financial statements.

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A -	BUSINESS AND ACCOUNTING POLICIES –

Business:
Osler Incorporated (“Osler”) was incorporated in the State of Nevada on July 30, 2004. The Company’s office is in Ft. Lauderdale, Florida.

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

Fair Values of Financial Instruments:
The carrying amounts of the Company’s financial instruments at June 30, 2011 and June 30, 2010, approximate fair value.

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

As of June 30, 2011, the Company has a net operating loss carryforward, of approximately $136,000, which may be carried forward through 2031, to offset future taxable income.

Significant components of the Company’s net deferred tax assets and liabilities, currently computed at approximately 20% are as follows:

	JUNE 30,
	2011	2010

DEFERRED TAX ASSETS:
Net Operating Loss Carryforward	$27,000	$9,400

VALUATION ALLOWANCE	(27,000)	(9,400)

NET DEFERRED TAX ASSETS	$—	$—

The valuation allowance changed during the two years ended June 30, 2011 from changes in the loss carryforwards and limitations relating to ownership changes and business continuity as follows:

	JUNE 30,
	2011	2010

VALUATION ALLOWANCE - Beginning	$9,400	$2,005

INCREASE (DECREASE) RELATING TO:
Timing Differences	17,600	9,400
Statutory Limitations	—	(2,005)

VALUATION ALLOWANCE – Ending	$27,000	$9,400

The income tax provision consisted of the following:

	JUNE 30,
	2011	2010

CONTINUING OPERATIONS:
Federal Income Tax Benefit at Expected
Statutory Rates	$13,200	$6,900
State Income Tax Benefit	4,400	2,500
	17,600	9,400
VALUATION ALLOWANCE	(17,600)	(9,400)

NET TAX PROVISION	$—	$—

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE B -	INCOME TAXES – (continued) -

Uncertain Tax Positions:

The Company’s income tax returns are subject to examination for years subsequent to June 30, 2007. The Company is not currently under any state or Federal tax exams. Management does not believe there were any uncertain tax positions taken by the Company.

NOTE C - CAPITAL STOCK –

On June 21, 2010, the Company’s Board of Directors approved the following actions:

●	Authorized 5,000,000 shares of preferred stock with a par value of $.001 per share.
●	Reverse split the shares of common stock outstanding on the basis of 1 for 10.

All share and per share amounts in the accompanying financial statements have been retroactively restated.

NOTE D -	SUBSEQUENT EVENTS –

The Company has evaluated the need to disclose events subsequent to the balance sheet date through the date of filing this Form 10-K and have no events to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28 day of September 2011.

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