Form 10-Q
period 2012-03-31
OSLER Inc
filed 2012-05-11
CIK 1403433

FORM 10-Q

U.S Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2012

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

Yes   ☒   No   ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, on May 8, 2012 was 2,505,014 shares.

OSLER INCORPORATED

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART 1 – FINANCIAL INFORMATION

Item 1:	Financial Statements

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	(UNAUDITED)	(AUDITED)
	MARCH 31,	JUNE 30,
	2012	2011

CURRENT ASSETS:
Cash	$25	$139

TOTAL ASSETS	$25	$139

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$4,683	$3,784

TOTAL CURRENT LIABILITIES	4,683	3,784

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value – 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding	2,505	2,505
Additional Paid-In Capital	148,806	130,106
(Deficit) Accumulated During the Development Stage	(155,969)	(136,256)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	(4,658)	(3,645)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$25	$139

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Development Stage
			July 30, 2004
	For the Three Months Ended		(Inception)
	March 31,	March 31,	through
	2012	2011	March 31, 2012

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(2,639)	(3,375)	(163,934)

(LOSS) FROM OPERATIONS	(2,639)	(3,375)	(163,934)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(2,639)	$(3,375)	$(155,969)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	$(.00)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,483,588

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Development Stage
			July 30, 2004
	Nine Months Ended		(Inception)
	March 31,	March 31,	through
	2012	2011	March 31, 2012

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(19,713)	(27,065)	(163,934)

(LOSS) FROM OPERATIONS	(19,713)	(27,065)	(163,934)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(19,713)	$(27,065)	$(155,969)

NET (LOSS) PER SHARE:

Basic and Diluted	$(.01)	$(.01)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,483,588

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Development Stage
	Nine Months Ended		July 30, 2004
	March 31,	March 31,	through
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(19,713)	$(27,065)	$(155,969)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	899	(745)	11,080

NET CASH (USED) BY OPERATING ACTIVITIES	(18,814)	(27,810)	(141,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	—	—	54,866
Contributions of Capital	18,700	23,600	62,248

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,700	23,600	144,914

NET INCREASE (DECREASE) IN CASH	(114)	(4,210)	25

CASH – Beginning of Period	139	4,220	—

CASH – End of Period	$25	$10	$25

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

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

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE B - INCOME TAXES –

Net Operating Loss Carryforward:

As of March 31, 2012, the Company has net operating loss carryforwards of approximately $155,000, which may be carried forward through 2032, to offset future taxable income.

Uncertain Tax Positions:

The Company’s income tax returns are subject to examination for years subsequent to June 30, 2009. The Company is not currently under any state or Federal tax exams. Management does not believe there were any uncertain tax positions taken by the Company.

NOTE C - SHAREHOLDERS’ EQUITY –

During the nine months ended March 31, 2012, the Company’s principal shareholder advanced working capital to the Company. The advances are classified as additional paid in capital in the accompanying financial statements.

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

Results of Operations

For the three months ended March 31, 2012, the Company experienced a net loss of $ 2,639, as compared to a net loss of $ 3,375 for the same period in 2011.

General and administrative expenses for the three month period ended March 31, 2012 were $ 2,639, as compared to $ 3,375 for the same period in 2011. The decrease in 2012 is attributable to a reduction in professional fees incurred for maintaining the Company’s publicly reporting status.

For the nine months ended March 31, 2012, the Company experienced a net loss of $ 19,713, as compared to a net loss of $27,065 for the same period in 2011.

General and administrative expenses for the nine months ended March 31, 2012 were $ 19,713, as compared to $ 27,065 for the same period in 2011. The decrease in 2012 is attributable to a reduction in professional fees incurred for maintaining the Company’s publicly reporting status.

Revenues

We have not earned any revenues since our inception, and we do not anticipate earning any revenues in the upcoming quarter.

Liquidity

During the three month period ended March 31, 2012, the Company satisfied its working capital needs by shareholder loans. As of March 31, 2012, the Company had cash on hand in the amount of $ 25. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. If additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place for such loans. We may also be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements or understandings in place for any future equity financing.

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

As of March 31, 2012, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the three month period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2012.

/s/ C. Leo Smith
C. Leo Smith, President