Form 10-K
period 2012-06-30
OSLER Inc
filed 2012-09-11
CIK 1403433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-146163

Osler Incorporated
(Exact name of small business issuer as specified in its charter)

Nevada	20-8195637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

900 S.E. 3rd Avenue, Suite 202, Fort Lauderdale, FL 33316
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity: As of September 4, 2012, the aggregate market value of such equity was $ 136,483.

Number of shares of each class of registrant’s capital stock outstanding: As of September 4, 2012, 2,505,014 shares of common stock were outstanding.

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

PART I

Item 1 Description of Business

INTRODUCTION

Osler Incorporated (the “Company”, “we”, or “us”) was incorporated in Nevada on July 30, 2004. We maintain our principal offices at 900 S.E. 3rd Avenue, Suite 202, Fort Lauderdale, FL 33316. Our telephone number is: (954) 767-6339.

We are currently a “shell company” as defined by the Securities and Exchange Commission (the “Commission”) to be “a company with no or nominal operations, and with no or nominal assets or assets consisting of solely cash and cash equivalents” pursuant to Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

In furtherance of the Company’s business plan, on July 16, 2009, we split-off our wholly-owned subsidiary, Osler Leasco, Inc., (“OLI”), through the sale of all of the outstanding capital stock of OLI (the “Split-Off”). OLI was formed in Delaware on June 8, 2009 and from its formation until July 16, 2009, the effective date of the Split-Off, OLI was our only subsidiary. We executed a Split-Off Agreement with our former Chief Executive Officer Greg Chapman and OLI, a copy of which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 16, 2009 and is incorporated herein by reference. Pursuant to the terms of the Split-Off Agreement, Mr. Chapman, the Company’s former Chief Executive Officer and Chairman, acquired all of the outstanding shares of capital stock of OLI in consideration of $28,000 previously paid by the Company to Mr. Chapman and he returned to the Company an aggregate of 30,000,000 shares of the Company’s common stock owned by him that were subsequently cancelled.

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

Risk Factors Relating to Our Securities

Because One Shareholder Owns a Large Percentage of Our Voting Stock Other Shareholders’ Voting Power May be Limited.

As of September 4, 2012, C. Leo Smith, our sole officer director, beneficially owned or controlled approximately 73.4% of our voting stock. Accordingly, Mr. Smith has the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger or consolidation. As a result, other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of Mr. Smith could preclude any unsolicited acquisition of us, and consequently materially adversely affect the value of our common stock. Mr. Smith may make decisions that are adverse to your interests.

No Trading Market Currently Exists For Our Securities And None May Ever Develop Or Be Maintained.

Although the Company’s shares of common stock have been included for quotation on the OTC Bulletin Board and/or in the OTC Markets OTCQB Tier under the symbol “OSLE” since December 2007, no trading market for the Company’s securities has developed. No assurance can be given that an active trading market for the Company’s common stock will ever develop or be maintained. Accordingly, shareholders are likely to experience illiquidity and may be required to hold our securities for an indefinite period of time.

Item 1B Unresolved Staff Comments

There are no unresolved comments from the Commission.

Item 2 Description of Property

The Company operates from an office at 900 S.E. 3rd Avenue, Suite 202, Fort Lauderdale, FL 33316, provided at no charge by the Company’s sole officer and director, C. Leo Smith. Our telephone number is (954) 767-6339.

Item 3 Legal Proceedings

There are no known or pending legal proceedings to which the Company or any subsidiary is a party or of which any of their respective property is the subject.

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal year ended June 30, 2012.

PART II

Item 5 Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s Common stock is presently included for quotation in the OTC Markets OTCQB Tier under the symbol “OSLE”. Our common stock has been quoted on the OTC Bulletin Board and/or in the OTC Markets OTCQB Tier since December 2007. There is currently no active trading in our common stock and there has been no active trading since the quotation of our common stock commenced.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under any equity compensation plan and currently does not have any equity compensation plan.

Holders of Record

As of the date of this filing, there were approximately 34 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

During fiscal 2012, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Results of Operations

Revenues

There was no revenue from operations generated for the fiscal year ended June 30, 2012 (“Fiscal 2012”). No revenue from operations has been earned by the Company since its inception.

General & Administrative Expenses

General and administrative expenses totaled $ 26,702 for Fiscal 2012, as compared to $ 31,150 for the fiscal year ended June 30, 2011 (“Fiscal 2011”). This decline in general and administrative expenses is largely attributable to a decline in fees paid for professional services related to maintaining the Company’s public reporting status.

As a result, we experienced a net loss of $ 26,702 for Fiscal 2012, as compared to a net loss of $ 31,150 for Fiscal 2011.

Liquidity, Capital Resources and Going Concern

As of June 30, 2012, the Company had cash or cash equivalents of $ 958. Management believes that the Company has insufficient funds to continue our operations for the next twelve months. Our sole officer, director, and controlling shareholder, C. Leo Smith, has indicated his intention to advance us sufficient capital to allow us to continue operations, but he is under no legal obligation to do so. If we are unable to obtain additional funding from Mr. Smith or other parties on terms acceptable to us or otherwise, we may not be able to continue our operations or fulfill our business plan and may have to curtail all operations.

These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s financial statements that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements as of and for the years ended June 30, 2012 and 2011.

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

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Thomas W. Klash, CPA for the fiscal years ended June 30, 2012 and 2011. There have been no changes in or disagreements with Thomas W. Klash, CPA on accounting and financial disclosure matters at any time.

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

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended June 30, 2012, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on that assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2012. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B Other Information

None

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Our executive officers and directors and their ages as of September 4, 2012 are as follows:

Name	Age	Position Held

C. Leo Smith	44	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, and Secretary

The sole Director named above will serve until the next annual meeting of the stockholders and until his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical Information

C. Leo Smith

C. Leo Smith, 44, previously served as the Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer of Smith International Enterprises, Inc., d/b/a AmerPlast Manufacturing, from the inception of the company in 1991 until it was sold in 2002. AmeriPlast Manufacturing was a privately held manufacturer of pre-paid telephone calling cards and stored value cards, such as gift cards and credit cards.

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

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)

C. Leo Smith	2012	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director	2011	0	0	0	0	0	0	0

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

(4) The business address of Mr. Smith is 900 S.E. 3rd Avenue, Suite 202, Fort Lauderdale, FL 33316.

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

Item 13 Certain Relationships and Related Transactions, and Director Independence

None

Item 14: Principal Accountant Fees and Services

1) Audit Fees

For the Company’s fiscal years ended June 30, 2012 and 2011 we were billed approximately $ 12,165 and $ 12,870, respectively, for professional services rendered for the audit and review of our financial statements.

2) Audit - Related Fees

There were no fees for audit related services for the years ended June 30, 2012 and 2011.

3) Tax Fees

For the Company’s fiscal years ended June 30, 2012 and 2011 we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

4) All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2012 and 2011.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have a record of the percentage of the above fees that were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

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

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

THOMAS W. KLASH
Certified Public Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Osler Incorporated

Fort Lauderdale, Florida

I have audited the accompanying Balance Sheets of Osler Incorporated as of June 30, 2012 and 2011, and the related Statements of Operations, Shareholders’ Equity (Deficit), and Cash Flows for the years then ended, and for the period from July 30, 2004 (inception) through June 30, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards established by the Public Accounting Oversight Board (United States of America). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osler Incorporated as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, and for the period from July 30, 2004 (inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

August 27, 2012

1909 Tyler Street – Suite 603 – Hollywood, Florida 33020 (954) 925-4900

www.tklash.com

F - 1

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	JUNE 30,	JUNE 30,
	2012	2011
CURRENT ASSETS:
Cash	$958	$139

TOTAL ASSETS	$958	$139

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$5,605	$3,784

TOTAL CURRENT LIABILITIES	5,605	3,784

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized, No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding	2,505	2,505
Additional Paid-In Capital	155,806	130,106
(Deficit) Accumulated During the Development Stage	(162,958)	(136,256)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(4,647)	(3,645)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$958	$139

See accompanying notes to financial statements.

F - 2

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Development Stage
			July 30, 2004
	Years Ended		(Inception)
	June 30,	June 30,	through
	2012	2011	June 30, 2012

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(26,702)	(31,150)	(170,923)

(LOSS) FROM OPERATIONS	(26,702)	(31,150)	(170,923)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(26,702)	$(31,150)	$(162,958)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.01)	$(.01)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,453,124

See accompanying notes to financial statements.

F - 3

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM JULY 30, 2004 (INCEPTION) THROUGH JUNE 30, 2012

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

See accompanying notes to financial statements.

F - 4

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM JULY 30, 2004 (INCEPTION) THROUGH JUNE 30, 2012

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Balance Forward

Balance, June 30, 2010	2,505,014	$2,505	$105,106	$—	$(105,106)	$2,505

Contributions to Capital	—	—	25,000	—	—	25,000

Net (Loss) for Period	—	—	—	—	(31,150)	(31,150)

Balance, June 30, 2011	2,505,014	2,505	130,106	—	(136,256)	(3,645)

Contributions to Capital	—	—	25,700	—	—	25,700

Net (Loss) for Period	—	—	—	—	(26,702)	(26,702)

Balance, June 30, 2012	2,505,014	$2,505	$155,806	$—	$(162,958)	$(4,647)

See accompanying notes to financial statements.

F - 5

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Development Stage
	Years Ended		July 30, 2004
	June 30,	June 30,	through
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(26,702)	$(31,150)	$(162,958)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	1,821	2,069	12,002

NET CASH (USED) BY OPERATING ACTIVITIES	(24,881)	(29,081)	(147,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800 *
Proceeds from Sale of Stock	—	—	54,866
Contributions to Capital	25,700	25,000	69,248

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,700	25,000	151,914

NET INCREASE (DECREASE) IN CASH	819	(4,081)	958

CASH – Beginning of Period	139	4,220	—

CASH – End of Period	$958	$139	$958

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

*Converted to common stock

See accompanying notes to financial statements.

F - 6

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

The Company is in the process of raising capital and seeking potential merger candidates. Accordingly, the Company is classified as a “development stage company”.

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

Fair Values of Financial Instruments:
The carrying amounts of the Company’s financial instruments at June 30, 2012 and June 30, 2011 approximate fair value.

F - 7

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

F - 8

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE B -	INCOME TAXES –

As of June 30, 2012, the Company has a net operating loss carryforward, of approximately $162,000, which may be carried forward through 2032, to offset future taxable income.

Significant components of the Company’s net deferred tax assets and liabilities, currently computed at approximately 20% are as follows:

	JUNE 30,
	2012	2011
DEFERRED TAX ASSETS:
Net Operating Loss Carryforward	$32,000	$27,000

VALUATION ALLOWANCE	(32,000)	(27,000)

NET DEFERRED TAX ASSETS	$—	$—

The valuation allowance changed during the two years ended June 30, 2012 from changes in the loss carryforwards.

	2012	2011

VALUATION ALLOWANCE - Beginning	$27,000	$9,400

INCREASE (DECREASE) RELATING TO:
Timing Differences – Net Operating Loss	5,000	17,600

VALUATION ALLOWANCE – Ending	$32,000	$27,000

The income tax provision consisted of the following:

	2011	2010
CONTINUING OPERATIONS:
Federal Income Tax Benefit at Expected
Statutory Rates	$4,000	$13,200
State Income Tax Benefit	1,000	4,400
	5,000	17,600
VALUATION ALLOWANCE	(5,000)	(17,600)

NET TAX PROVISION	$—	$—

F - 9

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE B -	INCOME TAXES –

The Company’s income tax returns are subject to examination for years subsequent to June 30, 2009. The Company is not currently under any state or Federal tax exams.

NOTE C -	SUBSEQUENT EVENTS –

The Company has evaluated the need to disclose events subsequent to the balance sheet date through the date of filing this Form 10-K and have no events to report.

F - 10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11 day of September 2012.

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