Form 10-Q
period 2012-09-30
OSLER Inc
filed 2012-11-15
CIK 1403433

FORM 10-Q

U.S Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012

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

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, on November 6, 2012 was 2,505,014 shares.

OSLER INCORPORATED

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

2

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

3

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

TABLE OF CONTENTS

CONDENSED FINANCIAL STATEMENTS

Balance Sheets	5

Statements of Operations	6

Statements of Cash Flows	7

Notes to Financial Statements	8-10

PART 1 – FINANCIAL INFORMATION

Item 1:	Financial Statements

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

September 30, 2012

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	(UNAUDITED)	(AUDITED)
	SEPTEMBER 30,	JUNE 30,
	2012	2012
CURRENT ASSETS:
Cash	$234	$958

TOTAL ASSETS	$234	$958

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$9,169	$5,605

TOTAL CURRENT LIABILITIES	9,169	5,605

SHAREHOLDERS’ (DEFICIENCY):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding at September 30, 2012 and at June 30, 2012	2,505	2,505
Additional Paid-In Capital	163,306	155,806
(Deficit) Accumulated During the Development Stage	(174,746)	(162,958)

TOTAL SHAREHOLDERS’ (DEFICIT)	(8,935)	(4,647)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$234	$958

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Development Stage
	Three Months Ended		July 30, 2004 (Inception) through
	September 30,	September 30,	September 30,
	2012	2011	2012

GENERAL AND ADMINISTRATIVE EXPENSES	$(11,788)	$(9,877)	$(182,711)

(LOSS) FROM OPERATIONS	(11,788)	(9,877)	(182,711)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(11,788)	$(9,877)	$(174,746)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	(.00)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,423,882

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Development Stage
	Three Months Ended		July 30, 2004 through
	September 30,	September 30,	September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(11,788)	$(9,877)	$(174,746)

Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	3,564	4,992	15,566

NET CASH (USED) BY OPERATING ACTIVITIES	(8,224)	(4,885)	(155,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	—	—	54,866
Contributions to Capital	7,500	8,000	76,748

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,500	8,000	159,414

NET INCREASE (DECREASE) IN CASH	(724)	3,115	234

CASH – Beginning of Period	958	139	—

CASH – End of Period	$234	$3,254	$234

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BUSINESS AND ACCOUNTING POLICIES –

Business:

Osler Incorporated (“Osler”) was incorporated in the State of Nevada on July 30, 2004. The Company’s office is in Fort Lauderdale, Florida.

“Osler” is a “shell company” as defined by the Securities and Exchange Commission to be an entity with no or nominal operations, and with no or nominal assets or assets consisting of solely cash and cash equivalents.

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

These condensed financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended June 30, 2012.

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

NOTE B - INCOME TAXES –

Loss Carryforward:

As of September 30, 2012, the Company has a net operating loss carryforward of approximately $174,000, which may be carried forward to 2032, to offset future taxable income.

Uncertain Tax Positions:

The Company’s income tax returns are subject to examination for years subsequent to June 30, 2009. The Company is not currently under any state or Federal tax exams.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C - SHAREHOLDERS’ EQUITY –

During the three months ended September 30 2012, the Company’s principal shareholder advanced funds to the Company. The advances are classified as additional paid in capital in the accompanying financial statements.

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

Results of Operations

For the three months ended September 30, 2012, the Company experienced a net loss of $ 11,788, as compared to a net loss of $ 9,877 for the same period in 2011. The increase in 2012 is attributable to an increase in professional fees incurred for maintaining the Company’s publicly reporting status.

General and administrative expenses for the three month period ended September 30, 2012 were $ 11,788, as compared to $ 9,877 for the same period in 2011. The increase in 2012 is attributable to an increase in professional fees incurred for maintaining the Company’s publicly reporting status.

Revenues

We have not earned any revenues since our inception, and we do not anticipate earning any revenues in the upcoming quarter.

Liquidity

During the three month period ended September 30, 2012, the Company satisfied its working capital needs by shareholder loans. As of September 30, 2012, the Company had cash on hand in the amount of $ 234. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. If additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place for such loans. We may also be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements or understandings in place for any future equity financing.

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

As of September 30, 2012, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the three month period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2012.

/s/ C. Leo Smith
C. Leo Smith, President

