Form 10-Q
period 2012-12-31
OSLER Inc
filed 2013-02-14
CIK 1403433

FORM 10-Q

U.S Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Transition Period From __________ to __________

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, on February 11, 2013 was 2,505,014 shares.

OSLER INCORPORATED

FORM 10-Q

For the Quarterly Period Ended December 31, 2012

1

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2012

2

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2012

TABLE OF CONTENTS

CONDENSED FINANCIAL STATEMENTS

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	7

Notes to Financial Statements	8-10

PART 1 – FINANCIAL INFORMATION

Item 1:	Financial Statements

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2012

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS

	(UNAUDITED)	(AUDITED)
	DECEMBER 31,	JUNE 30,
	2012	2012
CURRENT ASSETS:
Cash	$128	$958

TOTAL ASSETS	$128	$958

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$9,566	$5,605

TOTAL CURRENT LIABILITIES	9,566	5,605

SHAREHOLDERS’ (DEFICIT):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding	2,505	2,505
Additional Paid-In Capital	168,306	155,806
(Deficit) Accumulated During the Development Stage	(180,249)	(162,958)

TOTAL SHAREHOLDERS’ (DEFICIT)	(9,438)	(4,647)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$128	$958

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Development Stage
			July 30, 2004
	For the Three Months Ended		(Inception) through
	December 31,	December 31,	December 31,
	2012	2011	2012

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(5,503)	(7,197)	(188,214)

(LOSS) FROM OPERATIONS	(5,503)	(7,197)	(188,214)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(5,503)	$(7,197)	$(180,249)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	(.00)	$(.05)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,396,391

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Development Stage
			July 30, 2004
			(Inception)
	For the Six Months Ended		through
	December 31,	December 31,	December 31,
	2012	2011	2012

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(17,291)	(17,074)	(188,214)

(LOSS) FROM OPERATIONS	(17,291)	(17,074)	(188,214)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(17,291)	$(17,074)	$(180,249)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.01)	(.01)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,396,391

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Development Stage
			July 30, 2004
	For the Six Months Ended		through
	December 31,	December 31,	December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(17,291)	$(17,074)	$(180,249)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	3,961	1,981	15,963

NET CASH (USED) BY OPERATING ACTIVITIES	(13,330)	(15,093)	(160,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	—	—	54,866
Contributions to Capital	12,500	15,200	81,748

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,500	15,200	164,414

NET INCREASE (DECREASE) IN CASH	(830)	107	128

CASH – Beginning of Period	958	139	—

CASH – End of Period	$128	$246	$128

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

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

NOTE B - INCOME TAXES –

Net Loss Carryforward:

As of December 31, 2012, the Company has a net operating loss carryforward of approximately $180,000, which may be carried forward to 2032, to offset future taxable income.

Uncertain Tax Positions:

The Company’s income tax returns are subject to examination for years subsequent to June 30, 2009. The Company is not currently under any state or Federal tax exams.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C - SHAREHOLDERS’ EQUITY –

During the six months ended December 31, 2012, the Company’s principal shareholder advanced working capital to the Company. The advances are classified as additional paid-in capital in the accompanying financial statements.

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

Results of Operations

For the three months ended December 31, 2012, the Company had a net loss of $ 5,503, as compared to a net loss of $ 7,197 for the same period in 2011. The decrease in 2012 is attributable to a decrease in professional fees incurred for maintaining the Company’s publicly reporting status.

General and administrative expenses for the three month period ended December 31, 2012 were $ 5,503, as compared to $ 7,197 for the same period in 2011. The decrease in 2012 is attributable to a decrease in professional fees incurred for maintaining the Company’s publicly reporting status.

For the six months ended December 31, 2012, the Company had a net loss of $ 17,291, as compared to a net loss of $ 17,074 for the same period in 2011. The nominal increase in 2012 is not material.

General and administrative expenses for the six month period ended December 31, 2012 were $ 17,291, as compared to $ 17,074 for the same period in 2011. The nominal increase in 2012 is not material.

Revenues

We have not earned any revenues since our inception, and we do not anticipate earning any revenues in the upcoming quarter.

Liquidity

During the three month period ended December 31, 2012, the Company satisfied its working capital needs by shareholder loans. As of December 31, 2012, the Company had cash on hand in the amount of $ 128. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. If additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place for such loans. We may also be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements or understandings in place for any future equity financing.

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

As of December 31, 2012, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the three month period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2013.

/s/ C. Leo Smith
C. Leo Smith, President

