Form 10-Q
period 2013-03-31
OSLER Inc
filed 2013-05-15
CIK 1403433

FORM 10-Q

U.S Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2013

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

Yes   ☒ No   ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, on May 13, 2013 was 2,505,014 shares.

OSLER INCORPORATED

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

1

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

2

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013

3

PART 1 – FINANCIAL INFORMATION

Item 1:	Financial Statements

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

March 31, 2013

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	MARCH 31,	JUNE 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$—	$958

TOTAL ASSETS	$—	$958

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$3,973	$5,605

TOTAL CURRENT LIABILITIES	3,973	5,605

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value – 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding	2,505	2,505
Additional Paid-In Capital	178,306	155,806
(Deficit) Accumulated During the Development Stage	(184,784)	(162,958)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,973)	(4,647)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$—	$958

See accompanying notes to financial statements.

4

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage
			July 30, 2004
	For the Three Months Ended		(Inception)
	March 31,	March 31,	through
	2013	2012	March 31, 2013

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(4,535)	(4,588)	(192,749)

(LOSS) FROM OPERATIONS	(4,535)	(4,588)	(192,749)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(4,535)	$(4,588)	$(184,784)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	$(.00)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,370,497

See accompanying notes to financial statements.

5

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage
			July 30, 2004
	Nine Months Ended		(Inception)
	March 31,	March 31,	through
	2013	2012	March 31, 2013

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(21,825)	(21,662)	(192,749)

(LOSS) FROM OPERATIONS	(21,825)	(21,662)	(192,749)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(21,825)	$(21,662)	$(184,784)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.01)	$(.01)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,370,497

See accompanying notes to financial statements.

6

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Development Stage
	Nine Months Ended		July 30, 2004
	March 31,	March 31,	through
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(21,825)	$(21,662)	$(184,784)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	(1,633)	2,848	10,370

NET CASH (USED) BY OPERATING ACTIVITIES	(23,458)	(18,814)	(170,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	—	—	54,866
Contributions of Capital	22,500	18,700	91,748

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,500	18,700	174,414

NET INCREASE (DECREASE) IN CASH	(958)	(114)	—

CASH – Beginning of Period	958	139	—

CASH – End of Period	$—	$25	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

See accompanying notes to financial statements.

7

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

Going Concern:
The Company has suffered recurring losses from operations and has not generated operating revenues, has an accumulated deficit, and no cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking to raise additional capital through private equity investments and/or merger with an operating company. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.
8

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
9

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE B -	INCOME TAXES –

Net Operating Loss Carryforward:
As of March 31, 2013, the Company has net operating loss carryforwards of approximately $185,000, which may be carried forward through 2032, to offset future taxable income.

Uncertain Tax Positions:
The Company’s income tax returns are subject to examination for years subsequent to June 30, 2009. The Company is not currently under any state or Federal tax exams.

NOTE C -	SHAREHOLDERS’ EQUITY –

During the nine months ended March 31, 2013, the Company’s principal shareholder advanced working capital to the Company. The advances are classified as additional paid in capital in the accompanying financial statements.

NOTE D -	SUBSEQUENT EVENTS –

The Company has evaluated the need to disclose events subsequent to the balance sheet date through the filing of this Form 10-Q and have no events to report.
10

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

Results of Operations

For the three months ended March 31, 2013, the Company had a net loss of $ 4,535, as compared to a net loss of $ 4,588 for the same period in 2012. The decrease of $ 53 in 2013 is not material.

General and administrative expenses for the three month period ended March 31, 2013 were $ 4,535, as compared to $ 4,588 for the same period in 2012. The decrease of $ 53 in 2013 is not material.

For the nine months ended March 31, 2013, the Company had a net loss of $ 21,825, as compared to a net loss of $ 21,662 for the same period in 2012. The increase of 163 in 2013 is not material.

General and administrative expenses for the nine month period ended March 31, 2013 were $ 21,825, as compared to $ 21,662 for the same period in 2012. The increase of $ 163 in 2013 is not material.

Revenues

We have not earned any revenues since our inception, and we do not anticipate earning any revenues in the upcoming quarter.

Liquidity

During the three month period ended March 31, 2013, the Company satisfied its working capital needs by shareholder loans. As of March 31, 2013, the Company had cash on hand in the amount of $ -0-. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. If additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place for such loans. We may also be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements or understandings in place for any future equity financing.

Item 3:	Quantitative Disclosures Regarding Market Risks

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), we are not required to provide the information required by this Item, as defined by Regulation S-K Item 305(e).

11

Item 4T:	Controls and Procedures.

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

As of March 31, 2013, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the three month period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

12

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May __, 2013.

/s/ C. Leo Smith
C. Leo Smith, President
13