Form 10-Q/A
period 2013-03-31
OSLER Inc
filed 2013-05-20
CIK 1403433

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend the Current Report on Form 10-Q previously filed by Osler Incorporated on May 15, 2013, because the dates on the signature page as well as Exhibit 31.1 and Exhibit 32.1 were inadvertently omitted.

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

12

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2013.

/s/ C. Leo Smith
C. Leo Smith, President
13