Form 10-K
period 2013-06-30
OSLER Inc
filed 2013-09-23
CIK 1403433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity: As of September 11, 2013, the aggregate market value of such equity was $ 84,619.

Number of shares of each class of registrant’s capital stock outstanding: As of September 11, 2013, 2,505,014 shares of common stock were outstanding.

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

On April 5, 2007, we acquired the Far 1 - 4 mineral claims comprising 82.64 acres (approximately 33.44 hectares) in Esmeralda County, in the State of Nevada from James McLeod (the “Far” property). Due to lack of funding, the Company was unable to pay the maintenance fees on the anniversary date of September 1, 2008 to maintain the Far 1 - 4 mineral claims. Accordingly, title to the Far 1 - 4 mineral claims was forfeited. Since then the Company’s primary focus has been on the acquisition of or merger with a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target company to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We are currently not in discussions regarding a possible merger with a private entity. No assurances can be given that we will be able to successfully conclude such a transaction. Further, we cannot guarantee we will be able to negotiate such a transaction on favorable terms.

Risk Factors Relating to Our Securities

Because One Shareholder Owns a Large Percentage of Our Voting Stock Other Shareholders’ Voting Power May be Limited.

As of September 11, 2013, C. Leo Smith, our sole officer director, beneficially owned or controlled approximately 73.4% of our voting stock. Accordingly, Mr. Smith has the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger or consolidation. As a result, other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of Mr. Smith could preclude any unsolicited acquisition of us, and consequently materially adversely affect the value of our common stock. Mr. Smith may make decisions that are adverse to your interests.

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

Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal year ended June 30, 2013.

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

Holders of Record

As of the date of this filing, there were approximately 33 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities

During fiscal 2013, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Results of Operations

Revenues

There was no revenue from operations generated for the fiscal year ended June 30, 2013 (“Fiscal 2013”). No revenue from operations has been earned by the Company since its inception.

General & Administrative Expenses

General and administrative expenses totaled $ 26,134 for Fiscal 2013, as compared to $ 26,702 for the fiscal year ended June 30, 2012 (“Fiscal 2012”). This decrease in general and administrative expenses is largely attributable to a decrease in fees paid for professional services related to maintaining the Company’s public reporting status.

As a result, we experienced a net loss of $ 26,134 for Fiscal 2013, as compared to a net loss of $ 26,702 for Fiscal 2012.

Liquidity, Capital Resources and Going Concern

As of June 30, 2013, the Company had cash or cash equivalents of $ 60. Management believes that the Company has insufficient funds to continue our operations for the next twelve months. Our sole officer, director, and controlling shareholder, C. Leo Smith, has indicated his intention to advance us sufficient capital to allow us to continue operations, but he is under no legal obligation to do so. If we are unable to obtain additional funding from Mr. Smith or other parties on terms acceptable to us or otherwise, we may not be able to continue our operations or fulfill our business plan and may have to curtail all operations.

These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s financial statements that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements as of and for the years ended June 30, 2013 and 2012.

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

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Thomas W. Klash, CPA for the fiscal years ended June 30, 2013 and 2012. There have been no changes in or disagreements with Thomas W. Klash, CPA on accounting and financial disclosure matters at any time.

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

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended June 30, 2013, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on that assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2013. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B Other Information

None

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Our executive officers and directors and their ages as of September 11, 2013 are as follows:

Name	Age	Position Held

C. Leo Smith	45	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, and Secretary

The sole Director named above will serve until the next annual meeting of the stockholders and until his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical Information

C. Leo Smith

C. Leo Smith, 45, previously served as the Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer of Smith International Enterprises, Inc., d/b/a AmerPlast Manufacturing, from the inception of the company in 1991 until it was sold in 2002. AmeriPlast Manufacturing was a privately held manufacturer of pre-paid telephone calling cards and stored value cards, such as gift cards and credit cards.

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

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)

C. Leo Smith	2013	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director	2012	0	0	0	0	0	0	0

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
10

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

(4) The business address of Mr. Smith is 900 S.E. 3rd Avenue, Suite 202, Fort Lauderdale, FL 33316.

The person listed is the sole officer and Director of our Company and has full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or a group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as options or warrants to purchase our common stock.

Item 13 Certain Relationships and Related Transactions, and Director Independence

None

Item 14 Principal Accountant Fees and Services

1) Audit Fees

For the Company’s fiscal years ended June 30, 2013 and 2012 we were billed approximately $12,643 and $12,165, respectively, for professional services rendered for the audit and review of our financial statements.

2) Audit - Related Fees

There were no fees for audit related services for the years ended June 30, 2013 and 2012.

3) Tax Fees

For the Company’s fiscal years ended June 30, 2013 and 2012 we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

4) All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2013 and 2012.

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

PART IV

Item 15 Exhibits, Financial Statements and Consolidated Financial Statement Schedules

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
12

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

THOMAS W. KLASH

Certified Public Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Osler Incorporated

Fort Lauderdale, Florida

I have audited the accompanying Balance Sheets of Osler Incorporated as of June 30, 2013 and 2012, and the related Statements of Operations, Shareholders’ Equity (Deficit), and Cash Flows for the years then ended, and for the period from July 30, 2004 (inception) through June 30, 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osler Incorporated as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, and for the period from July 30, 2004 (inception) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

September 10, 2013

1909 Tyler Street – Suite 603 – Hollywood, Florida 33020 (954) 925-4900

www.tklash.com

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	June 30,	June 30,
	2013	2012
CURRENT ASSETS:
Cash	$60	$958

TOTAL ASSETS	$60	$958

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$3,741	$5,605

TOTAL CURRENT LIABILITIES	3,741	5,605

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized, No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding	2,505	2,505
Additional Paid-In Capital	182,906	155,806
(Deficit) Accumulated During the Development Stage	(189,092)	(162,958)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,681)	(4,647)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$60	$958

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Development Stage
			July 30, 2004
	Years Ended		(Inception)
	June 30,	June 30,	through
	2013	2012	June 30, 2013
REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(26,134)	(26,702)	(197,057)

(LOSS) FROM OPERATIONS	(26,134)	(26,702)	(197,057)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(26,134)	$(26,702)	$(189,092)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.01)	$(.01)	$(.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,346,839

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM JULY 30, 2004 (INCEPTION) THROUGH JUNE 30, 2013

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

-4-(A)

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM JULY 30, 2004 (INCEPTION) THROUGH JUNE 30, 2013

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Balance Forward

Balance, June 30, 2010	2,505,014	$2,505	$105,106	$—	$(105,106)	$2,505

Contributions to Capital	—	—	25,000	—	—	25,000

Net (Loss) for Period	—	—	—	—	(31,150)	(31,150)

Balance, June 30, 2011	2,505,014	2,505	130,106	—	(136,256)	(3,645)

Contributions to Capital	—	—	25,700	—	—	25,700

Net (Loss) for Period	—	—	—	—	(26,702)	(26,702)

Balance, June 30, 2012	2,505,014	2,505	155,806	—	(162,958)	(4,647)

Contributions to Capital	—	—	27,100	—	—	27,100

Net (Loss) for Period	—	—	—	—	(26,134)	(26,134)

Balance, June 30, 2013	2,505,014	$2,505	$182,906	$—	$(189,092)	$(3,681)

See accompanying notes to financial statements.

-4-(B)

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Development Stage
	Years Ended		July 30, 2004
	June 30,	June 30,	through
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(26,134)	$(26,702)	$(189,092)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	(1,864)	1,821	10,138

NET CASH (USED) BY OPERATING ACTIVITIES	(27,998)	(24,881)	(175,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800 *
Proceeds from Sale of Stock	—	—	54,866
Contributions to Capital	27,100	25,700	96,348

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,100	25,700	179,014

NET INCREASE (DECREASE) IN CASH	(898)	819	60

CASH – Beginning of Period	958	139	—

CASH – End of Period	$60	$958	$60

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

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

Going Concern:

The Company has suffered recurring losses from operations and has had no operating revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking to raise additional capital through private borrowings, sale of equity securities, and/or merger with an operating company. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

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

Fair Values of Financial Instruments:

The carrying amounts of the Company’s financial instruments at June 30, 2013 and June 30, 2012, approximate fair value.

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

Recent Accounting Pronouncements:

Management does not believe that recently issued accounting standards could have a material impact on the accompanying financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE B	-	INCOME TAXES –

As of June 30, 2013, the Company has a net operating loss carryforward, of approximately $189,000, which may be carried forward through 2033, to offset future taxable income.

Significant components of the Company’s net deferred tax assets and liabilities, currently computed at approximately 20% are as follows:

	JUNE 30,
	2013	2012
DEFERRED TAX ASSETS:
Net Operating Loss Carryforward	$37,000	$32,000

VALUATION ALLOWANCE	(37,000)	(32,000)

NET DEFERRED TAX ASSETS	$—	$—

The valuation allowance changed during the two years ended June 30, 2013 from changes in the loss carryforwards.

	2013	2012

VALUATION ALLOWANCE - Beginning	$32,000	$27,000

INCREASE (DECREASE) RELATING TO:
Timing Differences – Net Operating Loss	5,000	5,000

VALUATION ALLOWANCE – Ending	$37,000	$32,000

The income tax provision consisted of the following:

	2013	2012
CONTINUING OPERATIONS:
Federal Income Tax Benefit at Expected
Statutory Rates	$4,000	$4,000
State Income Tax Benefit	1,000	1,000
	5,000	5,000
VALUATION ALLOWANCE	(5,000)	(5,000)

NET TAX PROVISION	$—	$—

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE B	-	INCOME TAXES –

The Company’s income tax returns are subject to examination for years subsequent to June 30, 2010. The Company is not currently under any state or Federal tax exams.

NOTE C	-	SUBSEQUENT EVENTS –

The Company has evaluated the need to disclose events subsequent to the balance sheet date through the date of filing this Form 10-K and have no events to report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of September 2013.

Osler Incorporated

By:	/s/ C. Leo Smith
C. Leo Smith,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ C. Leo Smith	Date: September 23, 2013
C. Leo Smith,
President, Chief Executive Officer and Chief Financial Officer

By:	/s/ C. Leo Smith	Date: September 23, 2013
C. Leo Smith,
Director