Form 10-Q
period 2013-09-30
OSLER Inc
filed 2013-12-03
CIK 1403433

FORM 10-Q

U.S Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013

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

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, on November 13, 2013 was 2,505,014 shares.

OSLER INCORPORATED

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

TABLE OF CONTENTS

CONDENSED FINANCIAL STATEMENTS

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	SEPTEMBER 30,	JUNE 30,
	2013	2013
ASSETS
CURRENT ASSETS:
Cash	$77	$60

TOTAL ASSETS	$77	$60

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$11,886	$3,741

TOTAL CURRENT LIABILITIES	11,886	3,741

SHAREHOLDERS’ (DEFICIENCY):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding	2,505	2,505
Additional Paid-In Capital	186,306	182,906
(Deficit) Accumulated During the Development Stage	(200,620)	(189,092)

TOTAL SHAREHOLDERS’ (DEFICIT)	(11,809)	(3,681)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$77	$60

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Development Stage
			July 30, 2004
			(Inception)
	Three Months Ended		through
	September 30,	September 30,	September 30,
	2013	2012	2013

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(11,528)	(11,788)	(208,585)

(LOSS) FROM OPERATIONS	(11,528)	(11,788)	(208,585)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(11,528)	$(11,788)	$(200,620)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	(.00)	$(.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,323,707

See accompanying notes to financial statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Development Stage
			July 30, 2004
	Three Months Ended		through
	September 30,	September 30,	September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(11,528)	$(11,788)	$(200,620)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	8,145	3,564	18,283

NET CASH (USED) BY OPERATING ACTIVITIES	(3,383)	(8,224)	(178,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	—	—	54,866
Contributions to Capital	3,400	7,500	99,748

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,400	7,500	182,414

NET INCREASE (DECREASE) IN CASH	17	(724)	77

CASH – Beginning of Period	60	958	—

CASH – End of Period	$77	$234	$77

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

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

These condensed financial statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended June 30, 2013.

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

Net Operating Loss Carryforward:

As of September 30, 2013, the Company has a net operating loss carryforward of approximately $200,000, which may be carried forward to 2033, to offset future taxable income.

Uncertain Tax Positions:

The Company’s income tax returns are subject to examination for years subsequent to June 30, 2010. The Company is not currently under any state or Federal tax exams.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C	-	SHAREHOLDERS’ EQUITY –

During the three months ended September 30 2013, the Company’s principal shareholder advanced funds to the Company. The advances are classified as additional paid in capital in the accompanying financial statements.

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

Results of Operations

For the three months ended September 30, 2013, the Company had a net loss of $ 11,528, as compared to a net loss of $ 11,788 for the same period in 2012. The decrease of $ 260 in 2013 is not material.

General and administrative expenses for the three month period ended September 30, 2013 were $ 11,528, as compared to $ 11,788 for the same period in 2012. The decrease of $ 260 in 2013 is not material.

Revenues

We have not earned any revenues since our inception, and we do not anticipate earning any revenues in the upcoming quarter.

Liquidity

During the three month period ended September 30, 2013, the Company satisfied its working capital needs by shareholder loans. As of September 30, 2013, the Company had cash on hand in the amount of $77. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. If additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place for such loans. We may also be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements or understandings in place for any future equity financing.

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

As of September 30, 2013, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the three month period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November __, 2013.

/s/ C. Leo Smith
C. Leo Smith, President
-8-