Form 10-Q
period 2013-12-31
OSLER Inc
filed 2014-02-12
CIK 1403433

FORM 10-Q

U.S Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Transition Period From to ___________

Commission File No. 000-53757

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

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, on February 10, 2014 was 2,505,014 shares.

OSLER INCORPORATED

FORM 10-Q

For the Quarterly Period Ended December 31, 2013

1

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2013

2

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2013

TABLE OF CONTENTS

CONDENSED FINANCIAL STATEMENTS

Balance Sheets	4

Statements of Operations	5-6

Statements of Cash Flows	7

Notes to Financial Statements	8-10
3

PART 1 – FINANCIAL INFORMATION

Item 1:	Financial Statements.

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

December 31, 2013

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	DECEMBER 31,	JUNE 30,
	2013	2013
ASSETS
CURRENT ASSETS:
Cash	$650	$60

TOTAL ASSETS	$650	$60

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$13,136	$3,741

TOTAL CURRENT LIABILITIES	13,136	3,741

SHAREHOLDERS’ (DEFICIT):
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 2,505,014 Shares Issued and Outstanding	2,505	2,505
Additional Paid-In Capital	191,306	182,906
(Deficit) Accumulated During the Development Stage	(206,297)	(189,092)

TOTAL SHAREHOLDERS’ (DEFICIT)	(12,486)	(3,681)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$650	$60

See accompanying notes to financial statements.

4

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Development Stage
			July 30, 2004
			(Inception)
	For the Three Months Ended		through
	December 31,	December 31,	December 31,
	2013	2012	2013

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(5,676)	(5,503)	(214,262)

(LOSS) FROM OPERATIONS	(5,676)	(5,503)	(214,262)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(5,676)	$(5,503)	$(206,297)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.00)	(.00)	$(.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,301,812

See accompanying notes to financial statements.

5

OSLER INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage
			July 30, 2004
			(Inception)
	For the Six Months Ended		through
	December 31,	December 31,	December 31,
	2013	2012	2013

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(17,205)	(17,291)	(214,262)

(LOSS) FROM OPERATIONS	(17,205)	(17,291)	(214,262)

OTHER INCOME	—	—	7,965

NET (LOSS)	$(17,205)	$(17,291)	$(206,297)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.01)	(.01)	$(.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,505,014	2,505,014	3,301,812

See accompanying notes to financial statements.

6

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Development Stage
	For the Six Months Ended		July 30, 2004
	December 31,	December 31,	through
	2013	2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(17,205)	$(17,291)	$(206,297)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	—	—	170
Impairment	—	—	3,565
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	9,395	3,961	19,533

NET CASH (USED) BY OPERATING ACTIVITIES	(7,810)	(13,330)	(183,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	—	(3,735)

NET CASH (USED) BY INVESTING ACTIVITIES	—	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received from Shareholder Advances	—	—	27,800
Proceeds from Sale of Stock	—	—	54,866
Contributions to Capital	8,400	12,500	104,748

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,400	12,500	187,414

NET INCREASE (DECREASE) IN CASH	590	(830)	650

CASH – Beginning of Period	60	958	—

CASH – End of Period	$650	$128	$650

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Taxes and Interest	$—	$—	$—

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

Net Loss Carryforward:

As of December 31, 2013, the Company has a net operating loss carryforward of approximately $206,000, which may be carried forward to 2033, to offset future taxable income.

Uncertain Tax Positions:

The Company’s income tax returns are subject to examination for years subsequent to June 30, 2010. The Company is not currently under any state or Federal tax exams.
9

OSLER INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C -	SHAREHOLDERS’ EQUITY –

During the months ended December 31, 2013, the Company’s principal shareholder advanced funds to the Company. The advances are classified as additional paid in capital in the accompanying financial statements.

NOTE D -	SUBSEQUENT EVENTS –

The Company has evaluated the need to disclose events subsequent to the balance sheet date through the filing of this Form10-Q and have no events to report.
10

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the three months ended December 31, 2013, the Company had a net loss of $ 5,676, as compared to a net loss of $ 5,503 for the same period in 2012. The increase of $ 173 in 2013 is not material.

General and administrative expenses for the three month period ended December 31, 2013 were $ 5,676, as compared to $ 5,503 for the same period in 2012. The increase of $ 173 in 2013 is not material.

For the six months ended December 31, 2013, the Company had a net loss of $ 17,205, as compared to a net loss of $ 17,291 for the same period in 2012. The decrease of $ 86 in 2013 is not material.

General and administrative expenses for the six month period ended December 31, 2013 were $ 17,205, as compared to $ 17,291 for the same period in 2012. The decrease of $ 86 in 2013 is not material.

Revenues

We have not earned any revenues since our inception, and we do not anticipate earning any revenues in the upcoming quarter.

Liquidity

During the three month period ended December 31, 2013, the Company satisfied its working capital needs by shareholder loans. As of December 31, 2013, the Company had cash on hand in the amount of $ 650. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. If additional funds are required to maintain operations, we may be able to obtain loans from our shareholders, but there are currently no agreements or understandings in place for such loans. We may also be able to obtain additional funding in the form of equity financing from the sale of our common stock. However, we do not have any arrangements or understandings in place for any future equity financing.

Item 3:	Quantitative Disclosures Regarding Market Risks.

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), we are not required to provide the information required by this Item, as defined by Regulation S-K Item 305(e).

11

Item 4:	Controls and Procedures.

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

As of December 31, 2013, the end of the three month period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1:	Legal Proceedings.

None

Item 1A:	Risk Factors.

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), we are not required to provide information required by this Item.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3:	Defaults upon Senior Securities.

None

Item 4:	Mine Safety Disclosures.

Not applicable to our company.

Item 5:	Other Information.

None

Item 6:	Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*          filed herewith

**        In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

12

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2014.

/s/ C. Leo Smith
C. Leo Smith, President, principal financial and accounting officer
13