Form 10-Q
period 2014-03-31
America Greener Technologies, Inc.
filed 2014-05-07
CIK 1403433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-53757

America Greener Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8195637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 South Mulberry Street, Suite 113, Mesa, AZ	85202
(Address of principal executive offices)	(Zip Code)

(480) 664-3650
(Registrant’s telephone number, including area code)

Osler Incorporated
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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 19,005,014 shares of common stock are issued and outstanding as of May 6, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our limited operating history,

●	our ability to continue as a going concern,

●	our history of losses and the expectation that our operating expenses will significantly increase,

●	the ability to raise working capital,

●	the limited public company experience of our management and directors,

●	the dependence on our executive officers,

●	our ability to develop and maintain effective internal controls,

●	our lack of various corporate governance standards and no independent directors,

●	the illiquid nature of our common stock,

●	registration rights we have granted a principal stockholder,

●	the ability of our board of directors to issue preferred stock without the approval of our stockholders,

●	dilution to our stockholders upon the conversion of 3% convertible notes; and

●	Federal regulations which may adversely impact the trading of our common stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2014 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “America Greener,” “we,” “our,” “us,” and similar terms refers to America Greener Technologies, Inc., a Nevada corporation formerly known as Osler Incorporated, and our subsidiary America Greener Technologies Incorporated, an Arizona corporation which we refer to as “AGT.” In addition, “third quarter of fiscal 2014” refers to the three months ended March 31, 2014, “third quarter fiscal 2013” refers to the three months ended March 31, 2013, “fiscal 2013” refers to the year ended June 30, 2013 and “fiscal 2014” refers to the year ending June 30, 2014.

Unless specifically set forth to the contrary, the information which appears on our website at www.americagreener.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash	$50,053	$15,006
Inventory	111,619	132,889
Prepaid expenses and other current assets	25,186	10,028

Total current assets	186,858	157,923

Other assets:
Property and equipment, net	29,469	31,510
Trademark	1,601	1,601
Total other assets	31,070	33,111

Total assets	$217,928	$191,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$44,392	$33,302
Convertible notes payable	100,000	—
Total current liabilities	144,392	33,302

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none shares issued and outstanding	—	—
Common stock, $0.001, 75,000,000 shares authorized: 19,005,014 shares and 15,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	19,005	15,000
Additional paid in capital	1,349,660	1,186,262
Accumulated deficit	(1,295,129)	(1,043,530)

Total stockholders’ equity	73,536	157,732

Total liabilities and stockholders’ equity	$217,928	$191,034

See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE	FOR THE THREE	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2014	MARCH 31, 2013	MARCH 31, 2014	MARCH 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$114,619	$—	$114,619	$—

Cost of revenues	33,366	—	58,737	—

Gross profit	81,253	—	55,882	—

Operating expenses:
Depreciation	2,041	1,996	6,033	3,325
Marketing, selling and advertising expenses	4,080	23,661	42,609	32,789
Compensation expense	44,710	—	71,084	—
Professional fees	51,769	—	73,882	—
Consulting fees	166,650	87,000	452,986	150,927
General and administrative	63,485	60,518	195,621	133,268

Total operating expenses	332,735	173,175	842,215	320,309

Loss from operations	(251,482)	(173,175)	(786,333)	(320,309)

Other expense
Interest expense	(117)	—	(117)	—

Total other expense	(117)	—	(117)	—

Loss before provision for income taxes	(251,599)	(173,175)	(786,450)	(320,309)

Provision for income taxes	—	—	—	—

Net loss	$(251,599)	$(173,175)	$(786,450)	$(320,309)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	15,528,502	15,000,000	15,173,596	15,000,000

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.02)	(0.01)	(0.05)	(0.02)

See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 31, 2013 TO THE THREE MONTHS ENDED MARCH 31, 2014

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2013	—	$—	15,000,000	$15,000	$1,186,262	$(1,043,530)	$157,732

Recapitalization of the Company	—	—	2,505,014	2,505	(2,505)	—	—

Stockholder’s capital contribution	—	—	—	—	165,903	—	165,903

Issuance of common stock for cash	—	—	1,500,000	1,500	—	—	1,500

Net loss for the period	—	—	—	—	—	(251,599)	(251,599)

Balance at March 31, 2014	—	$—	19,005,014	$19,005	$1,349,660	$(1,295,129)	$73,536

See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	FOR THE NINE MONTHS	FOR THE NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	MARCH 31, 2014	MARCH 31, 2013	MARCH 31, 2014	MARCH 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(251,599)	$(173,175)	$(786,450)	$(320,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,041	1,996	6,033	3,325

Changes in operating assets and liabilities
Inventory	21,270	—	(42,330)	(87,370)
Prepaid expenses and other current assets	(15,158)	3,118	(21,686)	(3,500)
Accounts payable and accrued liabilities	11,090	—	44,391	—

Net cash used in operating activities	(232,356)	(168,061)	(800,042)	(407,854)

Cash flows from investing activities:
Capitalized cost of trademark	—	—	—	(1,601)
Purchase of property and equipment	—	—	(900)	(17,257)

Net cash used in investing activities	—	—	(900)	(18,858)

Cash flows from financing activities:
Proceeds from convertible notes payable	100,000	—	100,000	—
Proceeds from related party advances	165,903	201,648	689,158	470,355
Proceeds from issuance of common stock	1,500	—	1,500	—

Net cash provided by financing activities	267,403	201,648	790,658	470,355

Net (decrease) increase in cash	35,047	33,587	(10,284)	43,643

Cash at beginning of period	15,006	16,094	60,337	6,038

Cash at end of period	$50,053	$49,681	$50,053	$49,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—	$—	$—
Income taxes	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Contributed capital in connection with the forgiveness of related party advances	$165,903	$—	$1,367,164	$—

See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nature of Business

America Greener Technologies Inc. formerly Osler Incorporated (the “Company”) principal business is focused on marketing and selling Polarchem's proprietary technology solutions in North America. The Company has a license agreement with Polarchem, a related party, to sell Polarchem’s products (see Note 6). The Company’s primary product is AGT Polarchem chemistry that allows online cleaning of boiler tube and heat transfer surfaces to provide boiler optimization and combustion efficiency to a wide variety of customers including coal fired power plants, petroleum refineries, waste to energy facilities, biomass combustion processes, incinerators, fuel oil burners, naval vessels and other similar combustion processes. AGT was a former subsidiary of America Greener Technologies Corporation, a British Columbia company (“AGT Canada”).

Recapitalization

On February 25, 2014 America Greener Technologies Corporation, a private Arizona corporation ("AGT"), which is the historical business, entered into a Share Exchange Agreement with America Greener Technologies Inc. and the shareholders of AGT whereby America Greener Technologies Inc. agreed to acquire all of the issued and outstanding capital stock of AGT in exchange for 15,000,000 shares of the Company’s common stock. On March 19, 2014 the transaction closed and AGT is now a wholly-owned subsidiary of America Greener Technologies Inc. Prior to the acquisition of AGT, America Greener Technologies Inc. was a shell company.

At closing, America Greener Technologies, Inc. issued 15,000,000 shares of its common stock to the shareholders of AGT and obtained approximately 86% voting control and management control of the Company. The transaction was accounted for as a reverse acquisition and recapitalization of AGT whereby AGT is considered the acquirer for accounting purposes. The consolidated financial statements after the acquisition will include the balance sheets of both companies at historical cost, the historical results of AGT and the results of America Greener Technologies Inc. from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization (see Note 5).

On February 25, 2014 the Company changes its fiscal year end to June 30 from December 31. Accordingly those consolidated financial statements reflect the transition period of the three months ended March 31, 2014 and the comparative three months ended March 31, 2013 and the financial condition at March 31, 2014 with a comparative at December 31, 2013 which is the end of the prior fiscal year previously reported. As additional information, the Company has included the nine months ended comparative financial information.

Basis of presentation and going concern

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or a six month transition period. The accounting policies and procedures used in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2013, which are contained in the Company’s Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2014. The consolidated balance sheet as of December 31, 2013 was derived from those financial statements.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $251,599 and $232,356, respectively, for the three months ended March 31, 2014. Additionally the Company has accumulated deficit of $1,295,129 at March 31, 2014. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets and the useful life of property and equipment.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Inventory

Inventory, consisting of finished goods related to the Company’s products are stated at the lower of cost or market utilizing the first-in, first-out method.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $25,186 and $10,028 at March 31, 2014 and December 31, 2013, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for rent, prepaid consulting fees and prepaid insurance which are being amortized over the terms of their respective agreements.

Fair value measurements and fair value of financial instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

●	Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market activity that is significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, prepaid expenses and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the consolidated statement of operations.

Trademark

Legal costs associated with serving and protecting trademark are being capitalized. During the period from February 14, 2012 (inception) to December 31, 2012, the Company filed a trademark for its company logo. In accordance with Accounting Standards related to “Goodwill and Other Intangible Assets”, the Company does not amortize its trademark determined to have an indefinite useful life. Instead, the Company assesses its indefinite-life trademark for impairment annually and when circumstances indicate that the carrying value may not be recoverable.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2014 and 2013 respectively.

Revenue recognition

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue from the sale of the Company’s Polarchem’s solution and products are recognized upon shipment or delivery to the customers.

Revenue for equipment installation is recognized upon completion of the installation services.

Revenue for services performed such as consulting and optimization services are recognized when services have been rendered.

Cost of Sales

The primary components of cost of sales include the cost of the product, shipping costs, and installation/labor cost.

Major suppliers

The Company purchases substantially all of its products from Polarchem which has manufacturing companies located in India and the UK (see Note 4 and 6).

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The Company has filed its 2012 income tax return which remains subject to IRS examination.

Stock-based compensation

The Company accounts for stock-based instruments granted to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to estimate and recognize the grant-date fair value of stock based awards issued to employees and directors.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were no options outstanding as of March 31, 2014 and 2013. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

Marketing, selling and advertising

Marketing, selling and advertising are expensed as incurred. For the three months ended March 31, 2014 and 2013, such expenses were $4,080 and $23,661, respectively.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At March 31, 2014 and 2013, the Company has 250,000 and 0 potentially dilutive securities outstanding, respectively, in connection with the convertible notes (see Note 3).

Recent accounting pronouncements

Accounting standards which were not effective until after March 31, 2014 are not expected to have a material impact on the Company’s financial position or results of operations.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2014	December 31, 2013

Demonstration equipment	5 years	35,266	35,266
Furniture and fixtures	5 years	4,657	4,657
Warehouse equipment	5 years	900	900
Less: Accumulated depreciation		(11,354)	(9,313)
		$29,469	$31,510

For the three months ended March 31, 2014 and 2013, depreciation expense amounted to $2,041 and $1,996, respectively.

NOTE 3 – NOTES PAYABLE

In March 2014 prior to the recapitalization, AGT issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT in payment of advances made in January 2014 and February 2014. These notes mature on June 30, 2014, but are convertible at any time at either the option of the holder or AGT into shares of AGT’s common stock at a conversion price of $0.40 per share. Following the closing of the recapitalization on March 19, 2014, by the terms of the notes these are now convertible into shares of the Company’s common stock at $0.40 per share. At March 31, 2014, the Company had $117 in accrued interest on the notes. At March 31, 2014, the principal amounts of these notes amounted to $100,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

From time to time, the Company’s former parent company, AGT Canada, provided advances to AGT for working capital purposes. For the period from February 14, 2012 (inception) to March 31, 2014, AGT Canada provided advances aggregating to $1,367,164. The advances were due on demand and interest free. During the year ended December 31, 2013 and the three months ended March 31, 2014, AGT Canada waived the payment of such advances of $1,201,261 and $165,903, respectively, and accordingly reclassified to additional paid in capital as stockholder’s capital contribution, leaving a balance of $0 at March 31, 2014 and December 31, 2013.

Through the Company’s former parent, AGT Canada, the Company entered into a general agreement and contract dated in November 2011 with Polarchem. The owners of Polarchem are shareholders of AGT Canada. In February 2014, the Company entered into a 30 year license agreement with Polarchem which superseded the Original Agreement with AGT Canada (see Note 6). There were no purchased inventories and products from Polarchem during the three months ended March 31, 2014 and 2013, respectively.

In January 2013, the Company entered into three independent contractor agreements with Mr. Michael Boyko, the Company’s Chief Executive Officer, Energistics Consulting, LLC, a company owned by the Company’s Chief Operating Officer, and Mr. James Mack (see Note 6).

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 5 – STOCKHOLDER’S EQUITY

On February 25, 2014 AGT entered into a Share Exchange Agreement with America Greener Technologies Inc. and the shareholders of AGT whereby America Greener Technologies Inc. agreed to acquire all of the issued and outstanding capital stock of AGT in exchange for 15,000,000 shares of America Greener Technologies Inc. common stock. On March 19, 2014 the transaction closed and AGT is now a wholly-owned subsidiary of America Greener Technologies Inc. This transaction was accounted for as a reverse recapitalization of AGT since the shareholders of AGT obtained approximately 86% voting control and management control of the Company, AGT is considered the acquirer for accounting purposes. The Company is deemed to have issued 2,505,014 shares of common stock which represents the outstanding common shares of American Greener Technologies Inc. just prior to the closing of the transaction.

On March 21, 2014 the Company sold 1,500,000 shares of the Company’s common stock at a purchase price of $0.001 per share to two accredited investors pursuant to the term and conditions of a consulting agreement entered into in December 2013 (see Note 6).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Consulting agreements

In January 2013, through the Company’s wholly owned subsidiary, AGT entered into three independent contractor agreements with Mr. Michael Boyko, Chief Executive Officer of AGT, Energistics Consulting, LLC, a company owned by the Chief Operating Officer of AGT, and Mr. James Mack. As compensation for their services per the terms of their respective agreements, the Company pays fees to i) Mr. Boyko of $10,000 per month ii) Energistics Consulting, LLC of $8,000 per month and iii) Mr. Mack of $4,000 per month. Additionally, the Company pays reimbursement for out of pocket travel expenses. These agreements contain customary confidentiality provisions and may be terminated by either party upon 30 days notice. Upon the closing of the Share Exchange Agreement, Michael C. Boyko, Ricardo A. Barbosa and James Mack were appointed as the new board of directors and new officers of the Company. Following the closing, Mr. Boyko was also appointed as Chief Executive Officer and President of the Company and Mr. Barbosa was appointed Chief Operating Officer and Secretary of the Company.

In December 2013, the Company entered into a consulting agreement with a consulting company to provide due diligence and advisory services in connection with merger, acquisition or other forms of business combination matters. The term of this agreement shall be for a period of the earlier of six months from the date of this agreement or until the Company consummated a business combination, whichever is earlier. The Company shall pay the consultant a fee of $100,000, payable in two (2) installments of $ 50,000 each in January 2014 and February 2014. Additionally, if the Company consummates a business combination during the term of this agreement, the consultant shall be entitled to purchase a total of 1,500,000 shares of the common stock, or 7.88%, whichever is greater, of the combined entity at par value or $0.001 per share, whichever is less. On March 21, 2014 the Company sold 1,500,000 shares of the Company’s common stock at a purchase price of $1,500 or $0.001 per share to such consultant.

General agreement

In November 2011, AGT Canada, the Company’s former parent, entered into a general agreement and contract (the “Original Agreement”) with Polarchem Associated Limited, Polarchem International Limited and the shareholders of those companies (collectively the “Polarchem”). The Company was formed to market and sell Polarchem’s proprietary technology solutions in North America under the terms of this agreement. AGT Canada agreed to act for Polarchem as its exclusive sales and service distributors in the United States, Canada and Mexico. In February 2014, the Company entered into a 30 year license agreement with Polarchem which superseded the Original Agreement with AGT Canada.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

In February 2014 the Company entered into a 30 year license agreement with Polarchem Associated Limited, Polarchem International Limited and the shareholders of those companies granting the Company exclusive rights to the proprietary technology in the United States, Canada and Mexico (the “Territory”) which superseded the Original Agreement dated in November 2011 between AGT Canada and Polarchem. Such license agreement grants the Company the exclusive rights to use Polarchem’s licensed marks, to manufacture and sell their products and to provide the services within the Territory. The Company has been granted the right of first refusal to acquire all the assets of Polarchem as defined in the license agreement.

Operating lease

A lease agreement was signed for office and warehousing space consisting of approximately 5,000 square feet located in Mesa, Arizona with an initial term commencing on March 1, 2012 and expiring on March 1, 2015. The lease requires the Company to pay a monthly base rent of $2,900 plus a pro rata share of operating expenses. The base rent is subject to annual increases beginning on March 1, 2013 as defined in the lease agreement. Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$36,300	$36,300	$—	$—	—
Total	$36,300	$36,300	$—	$—	$—

Rent expense was $30,680 and $34,816 for the nine months ended March 31, 2014 and 2013, respectively.

NOTE 7 – SUBSEQUENT EVENTS

In April 2014, the Company received advances from an unrelated party amounting to $30,000. The loan is due on demand and bears interest at 10% per annum. This loan was used for working capital purposes. Under the terms of the oral agreement related to this advance, we agreed that this amount, together with 10% invest, would be converted into equity upon terms and conditions identical to any private placement the Company will undertake.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the third quarters of fiscal 2014 and 2013 and the nine months ended March 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Overview

Prior to the acquisition of AGT, we were a “shell company” as that term is defined in Federal securities laws. On March 19, 2014 we acquired AGT in a share exchange agreement with its shareholders. AGT is now a wholly-owned subsidiary of our company. The acquisition was accounted for as a recapitalization of AGT whereby AGT is considered the acquirer for accounting purposes. Upon the closing of this transaction, we exited shell status and our business and operations are now those of AGT.

We focus on process improvement technologies for the power, petrochemical and heavy industrial market place. We sell a proprietary technology which we license from related parties that allow soft online cleaning of industrial boiler heat transfer surfaces. This online cleaning allows users to optimize their boiler system thereby reducing fuel consumption while also decreasing pollution and long-term degradation of their equipment. Our target market includes coal fired power plants, petroleum refineries, waste to energy facilities, biomass facilities, incinerators and other similar combustion operations.

Our company was formed in February 2012 originally as a subsidiary of America Greener Technologies Corporation, a British Canadian corporation (“AGT Canada”). In November 2011 AGT Canada entered into an agreement with Polarchem Associated Limited, Polarchem International Limited and the stockholders of those companies, which we collectively refer to as Polarchem. Our company was formed to market and sell Polarchem’s proprietary technology solutions in North America under the terms of the November 2011 agreement. In February 2014 we entered into a 30 year agreement with Polarchem granting us exclusive rights to the proprietary technology in the United States, Canada and Mexico which superseded the November 2011 agreement with AGT Canada. In addition, in February 2014 AGT Canada distributed the shares of our company it owned to its stockholders and thereafter we were no longer a subsidiary of AGT Canada.

We began reporting revenues in the first quarter of calendar 2014. Our operations to date were funded substantially by advances from AGT Canada. AGT Canada has forgiven approximately $1.2 million it had advanced to us prior to December 31, 2013, as well as all subsequent advances through March 19, 2014. Although we do not have any commitments for capital expenditures, we will need to initially raise approximately $1 million of additional capital to provide funding for marketing and our operating infrastructure, and to fund the additional costs of our public company reporting obligations. Given the small size of our company, the early stage of our operations, we may find it difficult to raise sufficient capital to meet our needs. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

We have incurred net losses of $1,295,129 since inception through March 31, 2014. The report of AGT ’s independent registered public accounting firm on its financial statements for the year ended December 31, 2013 and the period of inception (February 14, 2012) through December 31, 2012 contained an explanatory paragraph regarding its ability to continue as a going concern based upon our net losses and cash used in operations. These factors, among others, raised substantial doubt about AGT’s ability to continue as a going concern. AGT’s financial statements did not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues for the three and nine months ended March 31, 2014 were related to the completion of services associated with a one-time soft online cleaning technology demonstration that included mobilization, de-mobilization, labor and chemistry. These services were rendered by us under a three year, open service agreement. Our client may request our services (as needed) during this term. This service agreement is renewable.

Our cost of sales includes the cost of the product, shipping costs, and labor cost.

We remain in the early stages of developing customers for our products and services, and have issued a number of proposals to possible customers. Conversions of these pending proposals are possible and would positively impact our revenue trend during 2014. However, given the uncertainties associated with securing these contracts, we are unable at this time to provide any forecasts for our 2014 revenues.

Our total operating expenses for the three and nine months ended March 31, 2014 consisted primarily of marketing, selling and administrative expenses, compensation professional fees, consulting fees and general and administrative expenses. Our total operating expenses for the nine month period increased approximately 163% in 2014 from 2013, which are primarily attributable to increases in:

●	marketing, selling and advertising expenses as well as general and administrative expenses, both of which reflect the continued development of our operations in 2014, and

●	consulting fees which includes both compensation paid to our executive officers and our non-management director under the terms of consulting agreements, as well as compensation paid to a former officer and director. These increased expenses are also the result of the continued development of our operations in 2014.

We expect our expenses in each of these areas to continue to increase during the balance of 2014 and beyond as we expand our operations and begin generating revenues. However, we are unable at this time to estimate the amount of the expected increases.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2014 we had working capital of $42,466. Our current assets at March 31, 2014, included cash, inventory and prepaid and other current assets. Prepaid and other current assets primarily represent prepayments for rent and insurance which are being amortized over the terms of the agreements. Our current liabilities at March 31, 2014 includes accounts payable and accrued liabilities in the ordinary course of our business, as well as $100,000 in convertible notes payable. In January 2014 and February 2014 two of our principal stockholders lent us these funds which we used for working capital. We issued the lenders 3% convertible promissory notes which are due on June 30, 2014. At the option of either the holder or our company, the principal and accrued interest is convertible in whole into shares of our common stock at a conversion price of $0.40 per share. We expect that these notes will be converted prior to the maturity date.

As described earlier in this report, we need to raise approximately $1,000,000 of additional capital. While we do not have any commitments for this capital, we expect to seek to raise it though the sale of our equity securities in a private placement. In April 2014 Arcade Investments advanced us $30,000 which we are using for working capital. Under the terms of the oral agreement related to this advance, we agreed that this amount, together with 10% invest, would be converted into equity upon terms and conditions identical to any private placement we undertake.

Net cash used for operating activities was approximately 800,000 for the nine months ended March 31, 2014 as compared to approximately $407,000 for the comparable period in 2013.

In the 2014 period cash was used as follows:

●	net loss was approximately $787,000, and

●

an increase in our inventory of approximately $42,000, cash operating expenses of approximately $21,000 and an increase in our accounts payable and accrued expenses of approximately $44,000,

partially offset by a

●	non-cash operating expenses of approximately $6,000.

In the 2013 period cash was used as follows:

●	net loss was approximately $320,000, and

●	an increase in our inventory of approximately $87,000 and cash operating expenses of approximately $3,500, partially offset by a

●	non-cash operating expenses of approximately $3,300.

Net cash used in investing activities was approximately $900 for the nine months ended March 31, 2014 as compared to approximately $18,900 for the comparable period in 2013 primarily reflects our purchase of additional equipment in both periods.

Net cash provided by financing activities for the nine months ended March 31, 2014 was approximately $791,000 as compared to approximately $470,000 for the nine months ended March 31, 2013. In both periods, these funds were primarily advances to us by our then parent company, and have subsequently been forgiven.

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the consolidated financial statements appearing elsewhere in this report affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **

*           filed herewith

**         In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America Greener Technologies, Inc.
May 6, 2014	By: /s/ Michael C. Boyko
Michael C. Boyko, Chief Executive Officer, principal financial and accounting officer
19