Form 10-K
period 2014-06-30
America Greener Technologies, Inc.
filed 2014-09-26
CIK 1403433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____________________

or

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2013 to June 30, 2014
Commission file number: 000-53757

America Greener Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8195637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 South Mulberry Street, Suite 113, Mesa, AZ	85202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(480) 664-3650

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 on December 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 19,005,014 shares of common stock are issued and outstanding as of September 18, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our limited operating history,
•	our ability to continue as a going concern,
•	our history of losses and the expectation that our operating expenses will significantly increase,
•	the ability to raise working capital,
•	the limited public company experience of our management and directors,
•	the dependence on our executive officers,
•	our lack of various corporate governance standards and no independent directors,
•	the illiquid nature of our common stock,
•	registration rights we have granted a principal stockholder,
•	the ability of our board of directors to issue preferred stock without the approval of our stockholders,
•	dilution to our stockholders upon the conversion of 3% convertible notes;
•	material weaknesses in our internal control over financial reporting; and
•	Federal regulations which may adversely impact the trading of our common stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “America Greener,” “we,” “our,” “us,” and similar terms refers to America Greener Technologies, Inc., a Nevada corporation formerly known as Osler Incorporated, and our subsidiary America Greener Technologies Incorporated, an Arizona corporation which we refer to as “AGT.” In addition, “fiscal 2014” refers to the year ended June 30, 2014, “fiscal 2013” refers to the year ended June 30, 2013 and “fiscal 2015” refers to the year ending June 30, 2015.

Unless specifically set forth to the contrary, the information which appears on our website at www.americagreener.com is not part of this report

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

We focus on process improvement technologies for the power, petrochemical and heavy industrial market place. We sell a proprietary technology which we license from related parties that allows soft online cleaning of industrial boiler heat transfer surfaces. This online cleaning allows users to optimize their boiler system thereby reducing fuel consumption while also decreasing pollution and long-term degradation of their equipment. Our target market includes coal fired power plants, petroleum refineries, waste to energy facilities, biomass facilities, incinerators and other similar combustion operations.

Our subsidiary, AGT, was formed in February 2012 originally as a subsidiary of America Greener Technologies Corporation, a British Columbia company which we refer to as AGT Canada. In November 2011 AGT Canada entered into an agreement with Polarchem Associated Limited, Polarchem International Limited and the stockholders of those companies, which we collectively refer to as Polarchem. AGT was formed to market and sell Polarchem’s proprietary technology solutions in North America under the terms of the November 2011 agreement. In February 2014 AGT entered into a 30 year agreement with Polarchem granting it exclusive rights to the proprietary technology in the United States, Canada and Mexico which superseded the November 2011 agreement with AGT Canada. In addition, in February 2014 AGT Canada distributed the shares of AGT it owned to its stockholders and thereafter AGT was no longer a subsidiary of AGT Canada. In March 2013 we acquired AGT in a transaction which is described later in this section under “Our history.” Our business and operations are now those of AGT.

The Polarchem technology

Polarchem was originally started in 1967 and has sold its primary chemistry, L2K, for over 45 years in Europe, Turkey, India, Russia, and Thailand. Users of the Polarchem technology have experience measurable reductions in fuel consumption, reduced or eliminated SO3 (sulfur trioxide) and vanadium pentoxide, as well as reduced particulate emissions. Polarchem’s customers are able to reduce costly soot blowing thus reducing abrasive wear on heat transfer surfaces and directly reduce unplanned shutdowns. Polarchem’s technology is referenced and described in the Boiler Operation and Engineering textbook. 2001, P. Chattopadhyay Chapter 16.

Our target market

Our internal analysis is that a potential market exists for the Polarchem technology in North America. Our target markets are broken into several categories:

•	Coal fired power plants - old technology plants, high sulfur coal and PRB (Powder River Basin) coal plants,
•	New coal fired power plants, including sequestration and carbon capture process technology,
•	Petroleum refineries,
•	Waste to energy
•	Biomass / incinerators,
•	Waste recovery boilers / cement plants,
•	Fuel oil boilers, and
•	Marine vessels.

Our internal analysis demonstrated that we have well over 2,000 large scale potential customers in North America in these target industries and markets.

Our business

Our primary focus is to supply and install the Polarchem non-toxic, biodegradable system for online cleaning of boiler tube and heat transfer surfaces. Additionally we offer the Polarchem G3 chemical composition for use in natural gas boilers and low sulfur combustion applications that experience soot fouling.

It has been our experience that our target market in North America is generally unaware of the existence of the Polarchem technology. In an effort to introduce the benefits of the Polarchem technology to our target customers, in 2013 we began offering select potential customers with a no-obligation trial.

Softwave

In July 2014 we entered into a Joint Venture Agreement with Soft Wave Innovations, Inc. (“Soft Wave”). Under the terms of this agreement, the parties agreed to undertake a joint venture which will permit us to research and develop, manufacture, market and service certain of the Soft Wave technology related to an apparatus for generating a multi-vibrational field in worldwide residential, commercial and industrial markets including energy and power generation, petroleum and petrochemical, mining and mineral processing. Since entering into this agreement, we have expensed approximately $41,000 on this project.

In lieu of pursuing the relationship with Soft Wave under the joint venture structure, we have subsequently entered into discussions with its principals regarding our possible acquisition of Soft Wave’s assets, including its customer base and manufacturing operations. In preparation of entering into a definitive agreement, in September 2014 two of the Soft Wave principals who held the patent rights to Soft Wave’s technology assigned those patent rights to us. We are presently negotiating terms to acquire Soft Wave, but have yet to sign a definitive agreement. Our ability to consummate a transaction is dependent not only upon entering into a definitive agreement upon terms and conditions which are mutually agreeable, but ensuring that our auditors are able to audit Soft Wave’s financial statements for the periods and in the timeframe necessary to conform with the requirements of the rules and regulations of the Securities and Exchange Commission. If for some reason we are unable to obtain the necessary Soft Wave audited financial statements, we would assign the patent rights back to the original inventors and not proceed with the proposed transaction. Given the level of uncertainty that we will be able to consummate this transaction, investors should not place undue reliance on this pending transaction when evaluating our company’s prospects.

Sales and marketing

We are marketing the Polarchem technology directly to power utilities, refineries, engineering groups, boiler manufacturers and other related companies. We also utilize trade show participation, including COAL-GEN, Coal Prep, EUEC (Energy and Environmental Conference), and POWER-GEN, as well as industry summit attendance including conferences organized by the Marcus Evans Group, Petrochem and POWER-GEN and web based ads.

Competition

We compete with a number of companies in our target market. Our internal research determined that these existing competitors utilize what we believe to be an antiquated technology primarily based upon hydroxide chemistries. We believe that these systems provide some measure of improvement over no treatment, but are significantly less effective that the Polarchem technology.

Our current competitive product groups include Fuel-Tech, EES Corporation, and GE. The basis of all of our known competitor’s technology revolves around magnesium hydroxide and other oxide based products. We believe we may be able to compete in our target markets because the Polarchem technology uses a very small amount of chemical to clean boiler surfaces which permits our potential customers to reduce the amount of coal required for the same amount of heat and related electrical production from steam.

There are no assurances, however, that we will ever effectively compete in our target market. Substantially all of our competitors have established brand recognition, operating histories and are better capitalized than our company.

The Polarchem Licensing Agreement

Under the terms of the Polarchem Licensing Agreement, which expires in February 2044, we were granted the exclusive rights in the United States, Canada and Mexico to:

•	use the trademarks, service marks, copyrights, trade secrets and trade names including the name “Polarchem”™,
•	manufacture the Polarchem L2K and G3 chemical cleaning compositions for combustion efficiency currently marketed under the Polarchem trademark, and
•	supply certain services in the field of combustion efficiency.

Until such time as we establish facilities for the manufacture or mixing of the Polarchem chemical cleaning compositions, we currently purchase these products directly from Polarchem which is the sole source of the products. Under the terms of the Licensing Agreement, at such time, if ever, that we establish these operations, Polarchem agreed to provide cooperation and its expertise to ensure that we are successful in establishing these facilities. We have agreed with Polarchem to use our best efforts to improve the technology. Any improvements or other modifications to the Polarchem technology in our exclusive territory will be jointly owned by us and Polarchem. Polarchem will also provide training and technical expertise necessary to successfully manufacture the chemical cleaning compositions.

Polarchem granted us a right of first refusal to purchase its assets, as well as a right of first refusal as to any new products it desires to sell in United States, Canada or Mexico. The Polarchem stockholders also granted us a right of first refusal over their ownership interests in Polarchem. The agreement also contains customary confidentiality and indemnification provisions. Either party may terminate the Licensing Agreement upon a breach (after a 60 day cure period) by the other party, should the other party file for bankruptcy, begin liquidation proceedings or have a receiver appointed.

Intellectual Property

In November 2013 we were granted a Federal trademark of our name “America Greener Technologies” and our logo under serial number 85574883. We rely on a combination of trademark, copyright law, trade secret protection, confidentiality agreements, and other contractual arrangements with our employees, suppliers, and others. These steps may not be adequate to protect our proprietary information. However, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to adequately protect our intellectual property could harm our brand and adversely affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, results of operations, and financial condition in future periods.

We have also obtained the right to the Internet address www.americagreener.com. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet address; however, there can be no assurance in this regard and the loss of this address could adversely impact our ability to market our business.

Employees

At September 18, 2014, we had seven full time employees, including our executive officers who provide services to us under consulting agreements. We also engage third-party consultants and advisors as necessary to supplement our workforce.

Our history

We were incorporated in 2004 to engage in gold and silver exploration. Prior to our acquisition of AGT in March 2014, we had limited operations and were in the development stage. In April 2007, we acquired the Far 1 - 4 mineral claims comprising 82.64 acres in Esmeralda County, Nevada from James McLeod. Due to a lack of funding, we were unable to pay the maintenance fees to maintain the Far 1 - 4 mineral claims and the title to the Far 1 - 4 mineral claims was forfeited. Thereafter, we were a “shell company” as that term is defined under Federal securities laws, and our primary focus was an acquisition of or merger with a target company or business seeking the perceived advantages of being a publicly held corporation.

In furtherance of our business plan, in July 2009, we split-off our wholly-owned subsidiary Osler Leasco, Inc. (“OLI”) through the sale of all of the outstanding capital stock of OLI to our former chief executive officer. Pursuant to the terms of the split-off agreement, our former chief executive officer and chairman acquired all of the outstanding shares of capital stock of OLI in consideration of $28,000 previously paid by us to him and he returned to us an aggregate of 30,000,000 shares of our common stock owned by him that were subsequently cancelled.

In February 2014 we entered into a share exchange agreement with AGT and the shareholders of AGT whereby we agreed to acquire all of the issued and outstanding capital stock of AGT in exchange for 15,000,000 shares of our common stock. On March 19, 2014 the transaction closed and AGT became a wholly-owned subsidiary of our company. At closing, we issued 15,000,000 shares of our common stock to the former AGT shareholders. The transaction was accounted for as a reverse acquisition and recapitalization of AGT whereby AGT is considered the acquirer for accounting purposes. Upon the closing of the transaction, our sole officer and director resigned and a new board of directors and new officers were appointed.

ITEM 1A.	RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to our Business

We have a limited operating history on which to evaluate our business or base an investment decision.

Following the acquisition of AGT, our business is now the business and operations of AGT. AGT was formed in February 2012 and did not report revenues for 2013 or 2012. It began reporting revenues during the first quarter of calendar 2014. Our business prospects are difficult to predict because of the early stage of operations, our unproven business strategy and risks associated with introducing a new product to the North American markets. We face numerous risks and uncertainties in implementing our business plan. In particular, we have not proven that we can:

•	develop customers for the Polarchem technology at a level that enables us to pay our operating expenses and become profitable;
•	develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products and services;
•	raise sufficient capital in the public and/or private markets; or
•	respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $1.6 million at June 30, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have incurred net losses since inception and we expect our operating expenses to increase significantly in the foreseeable future.

We incurred net losses of approximately $555,000 for the six months ended June 30, 2014, $842,000 for the year ended December 31, 2013 and approximately $200,000 from inception (February 14, 2012) through December 31, 2012. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to expand our marketing channels and our operations, and incur additional expenses associated with our public company reporting obligations. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. There are no assurances we will be able to generate revenues which are sufficient to fund our operating expenses. Even if we are able to generate any material amount of revenues in future periods, we cannot be certain that we will be able to ever report profitable operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We will need additional financing which we may not be able to obtain on acceptable terms. If we cannot raise additional capital as needed, our ability to grow our company could be in jeopardy.

Capital is needed for the effective expansion of our business. To date, our capital needs were funded by our former parent company, short-term loans and advances from related parties. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. In order to satisfy our current obligations and fully implement our growth strategy, we will need to initially raise approximately $1.3 million of additional capital. We do not have any firm commitments to provide any additional capital and we anticipate that we will have certain difficulties raising capital given the limited operating history of our company. Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us. If we are subsequently unable to raise additional funds as needed, our ability to grow our company is in jeopardy.

Our management has limited experience in operating a public company.

Our executive officers and directors have limited or no experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage to us in that it is likely that an increasing amount of their time will be devoted to these activities which will result in less time being devoted to the management and growth of our company. It is possible that we will be required to expand our employee base and hire additional employees, such as a chief financial officer experienced in public company financial reporting, to support our operations as a public company which will increase our operating costs in future periods.

We rely on our executive officers and directors, without whose services our business operations could cease. Our executive officers presently provide services under the terms of consulting agreements.

We are materially reliant on the services of our executive officers for the operation of our company. In addition, we are also materially reliant on services provided by our non-management director. These individuals are each parties to a consulting agreement which may be terminated by either party upon 30 days notice. As such, they are not parties to any long-term contractual obligation to remain employed by us, although they have no present intent to leave. If our management should choose to leave us for any reason before we have hired additional experienced personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation we could afford. Without such management, we could be forced to cease operations and investors in our common stock could lose their entire investment. We also compensate our executive officers as consultants which effectively reduces our overall compensation expense. If we were to enter into employment agreements with either or both of our executive officers, our operational expenses would further increase.

Our ability to raise necessary working capital and convert certain convertible notes is presently adversely impacted by proceedings involving the British Columbia Securities Commission.

Following the closing of the reverse merger in March 2014, we were notified by the British Columbia Securities Commission (“BCSC”) of a cease trade order issued by it in April 2009 against us which prohibited us from trading in our securities in British Columbia, Canada until we filed certain reports with the BCSC. Neither we nor the management of our company prior to the reverse merger were aware of the prior order. The BCSC is alleging the reverse merger with AGT violated this cease trade order as a number of the AGT shareholders were residents or citizens of British Columbia. While we have paid a $25,000 fine to the BCSC and are presently negotiating a lifting of the cease trade order, until such matter is resolved we are unable to enter into securities transactions with residents or citizens of British Columbia. This inability is presently adversely impacting our ability to raise working capital and resulted in the need to extend the maturity date of two related party convertible notes. There are no assurances this matter will be resolved to our benefit.

Risk Related to Our Common Stock

Until March 19, 2014 we were considered a “shell company” and there is no active market for our common stock. Even if a market develops, the ability of our stockholders to resell their shares is limited by Federal securities laws.

Prior to our acquisition of AGT in March 2014, we were a “shell company” as that term is defined under Federal securities laws. While our common stock is quoted on the OTC Markets, there is no active market and we do not know if a market will ever be established. As a result, an investment in our common stock should be considered an illiquid investment.

In addition, at September 18, 2014 we had 19,005,014 outstanding shares of common stock, of which 18,347,601 are “restricted securities” under Rule 144 of the Securities Act. In general, under Rule 144 of the Securities Act, as currently in effect, a person, or person whose shares are aggregated, who is not our affiliate or has not been an affiliate during the prior three months and owns shares that were purchased from us, or any affiliate, at least six months previously, is entitled to make unlimited public resales of such shares provided there is current public information available at the time of the resales. A person, or persons whose shares are aggregated, who are affiliates of the issuer and own shares that were purchased from us, or any affiliate, at least six months previously is generally entitled to sell within any three month period, a number of shares of common stock that does not exceed 1% of the then outstanding shares of common stock, subject to manner of sale provisions, notice requirements and the availability of current public information about the issuer. The ability, however, of our stockholders to rely upon Rule 144 is limited by our former status as a shell company. As such, our stockholders are not able to rely on Rule 144 for the sale of shares of our common stock until a period of 12 months has lapsed from the filing date of this Current Report. If less than 12 months has elapsed since we ceased being a “shell company”, then only registered shares can be sold pursuant to Rule 144. Except as set forth elsewhere herein, we have no obligation to register the resale any of outstanding shares of our common stock. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i). Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock, should a market develop of which there are no assurances.

We have granted our former principal stockholder registration rights for approximately 9.6% of our currently outstanding common stock.

Under the terms of the Share Exchange Agreement for our acquisition of AGT, we granted Insurance Marketing Solutions, LLC a company controlled by our former sole officer and director (“IMS”) demand registration rights for 1,822,601 shares of our outstanding common stock. We are obligated to pay substantially all of the costs associated with the filing of this resale registration statement. IMS has elected to exercise these demand rights, and we expect to file the resale registration statement following the filing of this annual report. Upon the effectiveness of the registration statement it would be entitled to resell these shares in the market without complying with the resale limitations of Rule 144. Assuming a market for our common stock should develop, of which there is no assurance, sales of these shares by IMS could adversely impact the market price of our common stock in future periods.

We have not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interests and similar matters.

We have not yet adopted any corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. In the future, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders. Further, our articles of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

The conversion of the outstanding AGT convertible notes will be dilutive to our stockholders.

In March 2014 prior to the closing of the acquisition of AGT by our company, AGT issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates in payment of advances made to AGT in January 2014 and February 2014 by these affiliates. These notes mature on December 31, 2014, but are convertible at any time at either the option of the holder or AGT into shares of AGT’s common stock at a conversion price of $0.40 per share. Following the closing of the acquisition of AGT on March 19, 2014, by the terms of the notes they are now convertible into shares of our common stock at $0.40 per share. The issuance of these additional shares of our common stock will be dilutive to our stockholders.

We have concluded that a material weakness in our internal control over financial reporting existed at June 30, 2014 as a result of not having adequate personnel with sufficient experience in financial reporting.

As part of its assessment, management concluded that, as of June 30, 2014, a material weakness in internal control over financial reporting existed as a result of not having adequate personnel with sufficient experience in financial reporting. Although we engage a part-time third party accounting consultant with significant experience in GAAP and SEC reporting, it is unlikely we will be able to remediate these material weaknesses until such time as we hire additional accounting personnel who have a comprehensive understanding of GAAP and SEC reporting. However, even with these remedial measures successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in our internal control over financial reporting may be identified in the future.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share and we do not meet certain other rule exclusions, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal executive offices are located in approximately 5,000 square feet of leased space in Mesa, AZ. Under the terms of the three year lease entered into in February 2012, as amended in May 2014, we pay an escalating amount of rent, currently $3,300 per month through the end of the term, in addition to common area maintenance charges. Our total rent expense was $21,017 and $40,312 for the six months ended June 30, 2014 and for the year ended December 31, 2013, respectively

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted in the OTCQB Tier of the OTC Markets under the symbol “AGRN.” Our common stock is very thinly traded. The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2013
First quarter ended September 30, 2012	$0.00	$0.00
Second quarter ended December 31, 2012	$0.00	$0.00
Third quarter ended March 31, 2013	$0.00	$0.00
Fourth quarter ended June 30, 2013	$0.00	$0.00
2014
First quarter ended September 30, 2013	$0.00	$0.00
Second quarter ended December 31, 2013	$0.00	$0.00
Third quarter ended March 31, 2014	$2.50	$0.60
Fourth quarter ended June 30, 2014	$1.00	$0.33

The last sale price of our common stock as reported on the OTC Markets on August 8, 2014, which was the last day before the filing date of this report in which shares of our common stock were traded, was $0.80 per share. As of September 18, 2014, there were approximately 51 record owners of our common stock.

Dividend policy

We have never paid cash dividends on our common stock. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. While our board of directors will make any future decisions regarding dividends as circumstances surrounding our company changes, presently it is not anticipated that we will pay any cash dividends in the foreseeable future.

Recent sales of unregistered securities

None, except as previously reported.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On March 19, 2014 we closed the acquisition of AGT. The transaction was accounted for as a reverse acquisition and recapitalization of AGT whereby AGT is considered the acquirer for accounting purposes and we are the legal survivor. AGT’s audited financial statements for the years ended December 31, 2013 and the period from February 14, 2012 (inception) to December 31, 2012 were included in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 24, 2014. Although AGT was considered the accounting acquirer, we retained our fiscal year of June 30. Accordingly, the audited consolidated financial statements appearing elsewhere in this report are for the six month period ended June 30, 2014. The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

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

We began reporting revenues in the first quarter of calendar 2014. To date, we have been principally dependent upon advances and loans from related parties to fund our operations and at June 30, 2014 we owe those related parties an aggregate of approximately $145,000. In addition, we have borrowed an additional $273,188 as of September 15, 2014 from third parties under promissory notes which mature in July 2015. Although we do not have any commitments for capital expenditures, we will need to initially raise approximately $1.3 million of additional capital to provide funding for marketing and our operating infrastructure, to fund the additional costs of our public company reporting obligations and satisfy our obligations as they become due. Given the small size of our company, the early stage of our operations, we may find it difficult to raise sufficient capital to meet our needs. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

Going Concern

We have incurred net losses of $1,598,832 since inception through June 30, 2014. The report of our independent registered public accounting firm on our consolidated financial statements for the six months ended June 30, 2014 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues for the six months ended June 30, 2014 were related to the completion of services associated with a one-time soft online cleaning technology demonstration that included mobilization, de-mobilization, labor and chemistry. These services were rendered by us under a three year, open service agreement. Our client may request our services (as needed) during this term. This service agreement is renewable.

Our cost of sales includes the cost of the product, shipping costs, and labor cost.

We remain in the early stages of developing customers for our products and services, and have issued a number of proposals to possible customers. Conversions of these pending proposals are possible and would positively impact our revenue trend during 2015. However, given the uncertainties associated with securing these contracts, we are unable at this time to provide any forecasts for our 2015 revenues.

Our total operating expenses for the six months ended June 30, 2014 consisted primarily of marketing, selling and administrative expenses, compensation, professional fees, consulting fees and general and administrative expenses. Our total operating expenses for the six month ended June 30, 2014 amounted to $631,188 as compared to $842,356 for the year ended December 31, 2013. For the period from February 14, 2012 (inception) to December 31, 2012, our total operating expenses amounted to $201,174. Our operating expenses have increased which are primarily attributable to increases in:

•	marketing, selling and advertising expenses as well as general and administrative expenses, both of which reflect the continued development of our operations in 2014, and
•	consulting fees which includes both compensation paid to our executive officers and our non-management director under the terms of consulting agreements, as well as compensation paid to a former officer and director. These increased expenses are also the result of the continued development of our operations in 2014.

We expect our expenses in each of these areas to continue to increase during fiscal 2015 and beyond as we expand our operations and begin generating revenues. However, we are unable at this time to estimate the amount of the expected increases.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2014 we had working capital deficit of $236,409 as compared to working capital of $124,621 at December 31, 2013. Our current assets at June 30, 2014, included cash, inventory and prepaid and other current assets. Prepaid and other current assets primarily represent prepayments for consulting fees, including a prepayment of $10,000 in consulting fees to our Chief Executive Officer, and approximately $15,000 in prepaid insurance which are being amortized over the terms of the agreements. Our current liabilities at June 30, 2014 includes accounts payable and accrued liabilities in the ordinary course of our business, as well as $100,000 in convertible notes payable. In January 2014 and February 2014 one of the lenders who is our principal stockholder lent us these funds which we used for working capital. We issued the lenders 3% convertible promissory notes which are due on December 31, 2014. At the option of either the holder or our company, the principal and accrued interest is convertible in whole into shares of our common stock at a conversion price of $0.40 per share. We expect that these notes will be converted prior to the maturity date. In addition to these convertible notes, at September 15, 2014 we also owe a total of $463,099 under the 3% promissory notes which mature on July 1, 2015, including $141,155 due to related parties, which represent working capital loans made to us. We do not presently have sufficient funds to repay these obligations. As described earlier in this report, we need to raise approximately $1.3 million of additional capital, a portion of which will be allocated to repay these obligations. While we do not have any commitments for this capital, we will seek to raise it though the sale of our equity securities in a private placement. If we are unable to raise the capital as needed, we will seek to restructure the payment terms of these obligations.

Net cash used for operating activities was approximately $425,000 for the six months ended June 30, 2014 as compared to approximately $850,000 for the year ended December 31, 2013 and net cash used for operating activities for the period from February 14, 2012 (inception) to December 31, 2012 was approximately $294,000.

During the six months ended June 30, 2014 period cash was used as follows:

•	net loss was approximately $555,000, and
•	a decrease in our inventory of approximately $21,000, an increase in prepaid expenses and other current assets of approximately $20,000 and an increase in our accounts payable and accrued expenses of approximately $80,000, partially offset by a
•	non-cash operating expenses of approximately $53,000.

During the year ended December 31, 2013 period cash was used as follows:

•	net loss was approximately $842,000, and
•	an increase in our inventory of approximately $45,000 and accounts payable and accrued expenses of approximately $33,000, partially offset by a
•	non-cash operating expenses of approximately $8,000.

During the period from February 14, 2012 (inception) to December 31, 2012, cash was used as follows:

•	net loss was approximately $201,000, partially offset by
•	an increase in our inventory of approximately $87,000 and cash-operating expenses of approximately $6,600, partially offset by a
•	non-cash operating expenses of approximately $1,300.

Net cash used in investing activities was approximately $23,000 for the six months ended June 30, 2014 as compared to approximately $24,000 for the year ended December 31, 2013, net cash used in investing activities was approximately $18,900 for the period from February 14, 2012 (inception) to December 31, 2012 and primarily reflects our purchase of additional equipment in all periods.

Net cash provided by financing activities for the six months ended June 30, 2014 was approximately $457,000 as compared to approximately $872,000 for the year ended December 31, 2013. Net cash provided by financing activities for the period from February 14, 2012 (inception) to December 31, 2012 was approximately $329,000. In all periods, these funds were primarily advances to us by our then parent company, and have subsequently been forgiven.

Critical Accounting Policies and Estimates

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of June 30, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses, due to the following:

•	Deficiencies in segregation of duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.
•	Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited and we are reliant upon the services of a part-time accounting consultant. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of the existence of these deficiencies, our management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls. As part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our current executive officers and directors.

Name	Age	Positions

Michael C. Boyko	42	Director, President, Chief Executive Officer, principal financial and accounting officer
Ricardo A. Barbosa	43	Director, Chief Operating Officer and Secretary
James Mack	80	Director
17

Michael C. Boyko. Mr. Boyko has been an executive officer and member of our board of directors since March 19, 2014. In addition, he has served as a member of the board of directors, President and Chief Executive Officer of AGT since February 2012. He has been a director since April 2009 for Royal Mines and Minerals Corporation (OTCBB: RYMM) and served as its Director of Operations from April 2009 until May 2012. He is President and Chief Executive Officer of Matmown Inc. (OTCQB Pink: MTMW), a small mining company, having served in the position originally from April 2012 until February 2013, and then most recently since June 2013. He is also currently President of Advanced Integrated Resources, LLC (AIR LLC), a privately-held company he founded in 2003. In October 2004, he created Advanced Industrial Conveyors under AIR LLC to design, manufacture, market and sell process equipment to the mining and power industry. From 2001 to 2003, Mr. Boyko was employed at T.A. Caid Industries, a privately held company where he developed a new business segment focused on equipment representation and sales to mines and power plants. From 1998 to 2001, Mr. Boyko was a managing partner and vice president of business development of BME Engineering, a privately held company that focused on air pollution control technologies and industrial process equipment for mines and power plants, where he managed sales, marketing and manufacturing. Mr. Boyko is a member of the Society for Mining, Metallurgy and Exploration as well as being Mine Safety and Health Administration (MSHA) certified. Mr. Boyko obtained his Bachelor of Science in Finance from Arizona State University and is a member of the AMIGOS – Arizona Mining Association.

Ricardo A. Barbosa. Mr. Barbosa has been an executive officer and member of our board of directors since March 19, 2014. He has served as Chief Operating Officer of AGT since December 2013. He joined AGT in January 2013, and has previously served as its Marketing and Fabrication Manager and the General Manager North America before being promoted to Chief Operating Officer. In March 2008, he founded Energetics, LLC, an industrial manufacturing consulting firm. Mr. Barbosa is a bi-lingual business professional with over 25 years of experience in the electrical, mechanical and computer driven technology and engineering fields. He is an accredited Microsoft Certified Systems Engineer (M.C.S.E.), and Cisco Certified Network Associate (C.C.N.A.).

James Mack. Mr. Mack has been a member of the board of directors since March 19, 2014. Until his retirement from public office in 1982, Mr. Mack served six terms in the Arizona State Senate where his leadership roles included President Pro Tem, Whip, President of the Western Legislative Conference and founding board member and officer of the American Legislative Exchange Council. Mr. Mack was the first recipient of the Thomas Jefferson Award, the most prestigious award given for patriotism and delivery of the ideals of the organization’s mission. During his terms, he served as Chairman of the Arizona Solar Energy Commission, the Arizona Solid Waste Study Committee, the Arizona Environmental Quality Study Committee, the Natural Resources Development Committee, and the Natural Resources Sanding Committee, among other positions. Mr. Mack is involved in multiple natural resource development groups and is a key lobbyist for uranium and coal development. Since December 2012, he has provided business development, community, government and corporate consulting services to a variety of clients, including as a lobbyist for American Clean Energy Resource Trust, at Knab, Utah (February 2009 until May 2013), a representative of Manex Resource Group, Vancouver, B.C. (October 2006 until April 2012) and a lobbyist for Quaterra Alaska Inc. (April 2008 until February 2009). Mr. Mack is a graduate of Arizona State University.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director Qualifications, Board Leadership Structure and Risk Management

Prior to the closing of the acquisition of AGT we were a “shell company” as that term is defined in the Securities Act. Following that transaction, our business and operations are now those of AGT. Messrs. Boyko, Barbosa and Mack, the members of our board of directors, were appointed to our Board in March 2014 following the acquisition of AGT. AGT is a small, early stage company that until March 2014 was a privately held company. Mr. Boyko was one of the founders of AGT and Mr. Barbosa has been employed by AGT since January 2013, serving in a number of positions before being named Chief Operating Officer in December 2013. Both Mr. Boyko and Mr. Barbosa have significant professional experience in fields related to or synergistic with AGT’s business. Mr. Mack’s focus while in the Arizona State Senate and his subsequent consulting and lobbying efforts have been directly related to industries which we view as potential customers. Mr. Boyko’s role in co-founding AGT and their respective professional experience led our Board to conclude each of them should be serving as a director of our company.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Mr. Boyko serves as both our Chief Executive Officer and as one of the three members of our board of directors. We do not have any independent directors. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces. As our company grows, we expect to expand our board of directors to include independent directors.

Committees of the Board of Directors

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any other committee performing a similar function. The functions of those committees are being undertaken by board of directors as a whole. Because we do not have any independent directors, we believe that the establishment of these committees at this time would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given our status as an early stage company, we do not anticipate that any of our stockholders will make such a recommendation until at such time as we have significantly expanded our revenues and operations. Even then, we do not know if any of our stockholders will make a recommendation for any candidate to serve on our Board given the relatively small size of our company. As set forth above, in the future we expect to expand our Board to include independent directors. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

Code of Business Conduct and Ethics

In March 2014 our board of directors adopted a Code of Business Conduct and Ethics which applies to our board of directors, our executive officers and our employees, outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•	compliance with applicable laws and regulations,
•	handling of books and records,
•	public disclosure reporting,
•	insider trading,
•	discrimination and harassment,
•	health and safety,
19

•	conflicts of interest,
•	competition and fair dealing, and
•	protection of company assets.

Our board of directors believed it was necessary to adopt the expanded code to more appropriately address the needs of an operating company. The Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this Current Report. A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 254 South Mulberry Street, Suite 113, Meza, AZ 85202.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2014.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity,
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at June 30, 2014 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at June 30, 2014.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Michael C. Boyko (1)	2014	0	0	0	0	0	0	60,000	60,000
	2013	0	0	0	0	0	0	120,000	120,000

C. Leo Smith (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)          Mr. Boyko has served as our President and Chief Executive Officer since March 2014. Compensation for the year ended December 31, 2013 and for the six months ended June 30, 2014 reflects amounts paid to Mr. Boyko by AGT under a consulting agreement.

(2)          Mr. Smith served as President from July 2009 until March 2014.

How the executive’s compensation is determined

We were not a party to an employment agreement with Mr. Smith.

AGT is a party to an Independent Contractor Agreement dated January 1, 2013 with Mr. Boyko. As compensation, AGT pays Mr. Boyko a fee of $10,000 per month and reimbursement for out of pocket travel expenses. We expect to enter into an employment agreement with Mr. Boyko in the future; however, the terms and conditions of this agreement, including the compensation payable to him, has not been negotiated as of the date of this report.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2014:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Michael C. Boyko	—	—	—	—	—	—	—	—	—

C. Leo Smith	—	—	—	—	—	—	—	—	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At September 18, 2014, we had 19, 005,014 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of September 18, 2014 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 254 South Mulberry Street, Suite 113, Meza, AZ 85202. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Michael C. Boyko	2,724,921	14.3%
Ricardo A. Barbosa	358,543	≤1%
James Mack (1)	143,417	≤1%
All officers and directors as a group (three persons)(1)	3,226,881	17.0%
Insurance Marketing Solutions, LLC (2)	1,822,601	9.6%
Pacific Venture Marketing Corporation (3)	3,668,096	19.2%
James Corrigan (4)	1,312,335	6.8%
Russell Corrigan (5)	1,147,335	6.0%
Admiral House Limited (6)	1,003,918	5.3%

(1)          The number of shares beneficially owned by Mr. Mack are held of record by Mack Family Revocable Trust. Mr. Mack holds voting and dispositive control over these shares.

(2)          Mr. C. Leo Smith, formerly our sole officer and director, holds voting and dispositive control over these shares. Insurance Marketing Solutions, LLC’s address is 900 SE Third Avenue, Suite 202, Fort Lauderdale, FL 33316.

(3)          The number of shares owned by Pacific Venture Marketing Corporation includes 85,000 shares issuable upon the conversion of a 3% convertible promissory note in the principal amount of $36,000 which matures in June 2014. Mr. John P. Mooney holds voting and dispositive control over shares owned by Pacific Venture Marketing Corporation. Mr. Mooney served as an executive officer and member of the board of directors of AGT, and is an executive officer and member of the board of directors of AGT Canada. Mr. Mooney resigned his positions with AGT on March 17, 2014. Pacific Venture Marketing Corporation’s address is 36-5531 Cornwall Drive, Richmond, BC, Canada V7C 5N7.

(4)          The number of shares owned by Mr. Corrigan includes 165,000 shares issuable upon the conversion of a 3% convertible promissory note in the principal amount of $64,000 which matures in June 2014. Mr. Corrigan’s address is 15572 Columbia Avenue, White Rock, BC Canada V4B 1K6.

(5)          Mr. Corrigan’s address is 15168 – 36 Avenue, Unit 32, Surrey, BC Canada V3S 0Z6.

(6)          Admiral House Limited’s address is Loyalist Plaza, Don Markey Boulevard, Marsh Harbour, Abaco, Bahamas.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2014.

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted average	compensation plans
	outstanding options,	exercise price of	(excluding securities
	warrants and rights	outstanding options,	reflected in column
Plan category	(a)	warrants and rights	(a))
Plans approved by our stockholders: 2014 Equity Compensation Plan	—	—	3,000,000
Plans not approved by stockholders:	—	—	—
22

2014 Equity Compensation Plan

On March 19, 2014, our board of directors authorized our 2014 Equity Compensation Plan (the “2014 Plan”) covering 3,000,000 shares of common stock. The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 200,000 shares of common stock. The purpose of the 2014 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The 2014 Plan is administered by our board of directors. Plan options may either be:

•	incentive stock options (ISOs),
•	non-qualified options (NSOs),
•	awards of our common stock, or
•	rights to make direct purchases of our common stock which may be subject to certain restrictions.

Any option granted under the 2014 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. In the event of any stock split of our outstanding common stock, the board of directors in its discretion may elect to maintain the stated amount of shares reserved under the plan without giving effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time AGT Canada, then AGT’s parent company, advanced AGT funds for working capital. These advances, which totaled $1,201,261 for 2013, were due on demand. AGT Canada has forgiven these advances, as well as all amounts advanced to AGT up to the closing of our acquisition of AGT on March 19, 2014.

During 2013 AGT paid Mr. John P. Mooney consulting fees of $125,000 for services to us. Mr. Mooney, who was an officer and director of AGT until just prior to our acquisition of that company in March 2014, is a principal stockholder of our company, holding his interests through Pacific Venture Marketing Corp.

AGT is a party to an Independent Contractors Agreement dated January 1, 2013 with Mr. Mack. In addition to his role as a member of our board of directors, Mr. Mack is AGT’s environmental and governmental liaison. As compensation, AGT pays Mr. Mack a fee of $4,000 per month and reimbursement for out of pocket travel expenses. During 2013 AGT paid Mr. Mack total consulting fees of $48,000. This agreement contains customary confidentiality provisions and may be terminated by either party upon 30 days notice.

In January 2014 and February 2014 Mr. James Corrigan and Pacific Venture Marketing Corporation lent AGT an aggregate of $100,000. AGT used these funds for working capital. One of the lenders is a principal shareholder of our company. In March 2014 AGT issued 3% convertible promissory notes to each of Mr. Corrigan and Pacific Venture Marketing Corporation evidencing these advances. The notes are unsecured and the principal and accrued interest was initially due on June 30, 2014. In August 2014, effective June 30, 2014, the lenders extended the due dates of the notes until December 31, 2015. At the option of either the holder or AGT, the principal and accrued interest is convertible in whole into shares of our common stock at a conversion price of $0.40 per share.

In January 2014, Mr. Barbosa, our Chief Operating Officer, advanced AGT $5,000 for working capital. The advance, which was due on demand and interest free, was repaid in January 2014. In May 2014, Mr. Barbosa advanced $10,000 to us for working capital. The May 2014 advance, which was due on demand and bore 3% interest, was repaid in May 2014.

Between May 2014 and August 2014 Pacific Ventures Marketing Corporation lent us an additional $116,155 under the terms of 3% promissory notes which mature on July 1, 2015. We used these funds for working capital.

Director Independence

None of our directors are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by our independent registered public accounting firms for fiscal 2014 and fiscal 2013.

	Fiscal 2014	Fiscal 2013

Audit Fees	$25,000	$12,643
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$25,000	$12,643

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal 2014 were pre-approved by the entire board of directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated balance sheets at June 30, 2014 and December 31, 2013
•	Consolidated statements of operations for six months ended June 30, 2014, the year ended December 31, 2013 and for the period from February 14, 2012 (inception) to December 31, 2012,
•	Consolidated statements of cash flows for six months ended June 30, 2014, for the year ended December 31, 2013 and for the period from February 14, 2012 (inception) to December 31, 2012,
•	Consolidated statement of changes in stockholders’ equity at June 30, 2014
•	Notes to consolidated financial statements

(b)	Exhibits.

3.1	Articles of Incorporation (incorporated by reference to the registration statement on Form S-1, SEC File No. 333-146163, declared effective by the SEC on October 5, 2007 (the “S-1”))
3.2	Amended and Restated Articles of Incorporation (incorporated by reference to the Current Report on Form 8-K as filed on June 22, 2010)
3.3	Bylaws (incorporated by reference to the S-1)
10.1	Form of Share Exchange Agreement Form of Share Exchange Agreement dated February 25, 2014 by and among Osler Incorporated, America Greener Technologies Incorporated and the shareholders of America Greener Technologies Incorporated (incorporated by reference to the Current Report on Form 8-K filed on February 27, 2014) ***
10.2	Independent Contractor Agreement dated January 1, 2013 by and between American Greener Technologies Corporation and Michael C. Boyko (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)
10.3	Independent Contractor Agreement dated January 1, 2013 by and between American Greener Technologies Corporation and Energetics Consulting, LLC (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)
10.4	Independent Contractor Agreement dated January 1, 2013 by and between American Greener Technologies Corporation and James Mack (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)
10.5	Licensing Agreement dated February 12, 2014 by and among Polarchem Associates Limited, Polarchem International Limited, America Greener Technologies Corporation, Ulf Tore Walden, David H. Idwal Jones and Georges Berberat (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)***
10.6	Consulting Agreement dated December 20, 2013 by and between America Greener Technologies Corporation and PAN Consultants Ltd. (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)
10.7	2014 Equity Compensation Plan (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)
10.8	Lease Agreement dated February 8, 2012 by and between America Greener Technologies Corporation and MP Mulberry, LLC (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)
10.9	3% convertible promissory note dated March 17, 2014 in the principal amount of $64,000 payable to James Corrigan (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)
10.10	3% convertible promissory note dated March 17, 2014 in the principal amount of $36,000 due Pacific Venture Marketing Corporation (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)
10.11	Addendum to Lease Agreement dated May 1, 2014 by and between America Greener Technologies, Inc. and MP Mulberry LLC *
14.1	Code Business Conduct and Ethics adopted March 19, 2014 (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)
16.1	Letter dated March 20, 2014 from Thomas W. Klash, CPA (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **

*	filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.
***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Osler Incorporated agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
****	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

America Greener Technologies, Inc.

September 25, 2014	By:	/s/ Michael C. Boyko
Michael C. Boyko, Chief Executive Officer, principal financial and accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Michael C. Boyko	Chief Executive Officer, director,	September 25, 2014
Michael C. Boyko	principal executive officer and
principal financial and accounting
officer

/s/ Ricardo A. Barbosa	Chief Operating Officer and director	September 25, 2014
Ricardo A. Barbosa

/s/ James Mack	Director	September 25, 2014
James Mack
26

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

JUNE 30, 2014

CONTENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - As of June 30, 2014, December 31, 2013 and 2012	F-3

Consolidated Statement of Operations -
For the Six months ended June 30, 2014, for the Year Ended December 31, 2013, and for the Period from February 14, 2012 (Inception) to December 31, 2012	F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) -
For the Six Months Ended June 30, 2014, for the Year Ended December 31, 2013 and for the Period from February 14, 2012 (Inception) to December 31, 2012	F-5

Consolidated Statement of Cash Flows –
For the Six Months Ended June 30, 2014, for the Year Ended December 31, 2013 and for the Period from February 14, 2012 (Inception) to December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-7 to F-16
F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

America Greener Technologies, Inc.

We have audited the accompanying consolidated balance sheets of America Greener Technologies, Inc. as of June 30, 2014, December 31, 2013 and 2012 and the related consolidated statements of operations and consolidated changes in stockholders’ equity (deficit), and cash flows for the six months ended June 30, 2014, for the year ended December 31, 2013 and for the period from February 14, 2012 (Inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America Greener Technologies, Inc. as of June 30, 2014, December 31, 2013 and 2012 and the results of their operations and their cash flows for the six months ended June 30, 2014, for the year ended December 31, 2013 and for the period from February 14, 2012 (Inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $555,302, $842,356 and $201,174 for the six months ended June 30, 2014, for the year ended December 31, 2013 and for the period from February 14, 2012 (Inception) to December 31, 2012, respectively and the Company had cash used in operations of $424,517, $849,997 and $293,834 for the six months ended June 30, 2014, for the year ended December 31, 2013 and for the period from February 14, 2012 (Inception) to December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Boca Raton, Florida

September 25, 2014

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	December 31,
	2014	2013	2012

ASSETS

Current assets:
Cash	$24,885	$15,006	$16,094
Inventory	111,619	132,889	87,370
Prepaid expenses and other current assets	29,888	10,028	6,619

Total current assets	166,392	157,923	110,083

Other assets:
Property and equipment, net	49,641	31,510	15,928
Trademark	1,601	1,601	1,601
Deposit	3,500	—	—
Total other assets	54,742	33,111	17,529

Total assets	$221,134	$191,034	$127,612

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$112,890	$33,302	$—
Convertible notes payable - related party	100,000	—	—
Notes payable	144,960	—	—
Notes payable - related party	44,951	—	—
Due to related party	—	—	328,785
Total current liabilities	402,801	33,302	328,785

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none shares issued and outstanding	—	—	—
Common stock, $0.001, 75,000,000 shares authorized: 19,005,014 shares, 15,000,000 shares and 15,000,000 shares issued and outstanding at June 30, 2014, December 31, 2013 and 2012, respectively	19,005	15,000	15,000
Additional paid in capital	1,398,160	1,186,262	(14,999)
Accumulated deficit	(1,598,832)	(1,043,530)	(201,174)

Total stockholders’ equity (deficit)	(181,667)	157,732	(201,173)

Total liabilities and stockholders’ equity (deficit)	$221,134	$191,034	$127,612

See accompanying notes to the consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

			FOR THE PERIOD FROM
	FOR THE SIX MONTHS	FOR THE YEAR	FEBRUARY 14, 2012
	ENDED	ENDED	(INCEPTION) TO
	JUNE 30, 2014	DECEMBER 31, 2013	DECEMBER 31, 2012

Net revenues - services	$114,619	$—	$—

Cost of revenues - services	36,511	—	—

Gross profit	78,108	—	—

Operating expenses:
Depreciation	4,787	7,985	1,329
Marketing, selling and advertising expenses	4,200	116,545	12,945
Compensation expense	135,250	24,155	—
Professional fees	128,612	22,729	239
Consulting fees	248,876	458,076	91,927
General and administrative	109,463	212,866	94,734

Total operating expenses	631,188	842,356	201,174

Loss from operations	(553,080)	(842,356)	(201,174)

Other expense
Interest expense	(2,222)	—	—

Total other expense	(2,222)	—	—

Loss before provision for income taxes	(555,302)	(842,356)	(201,174)

Provision for income taxes	—	—	—

Net loss	$(555,302)	$(842,356)	$(201,174)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	17,276,362	8,000,000	8,000,000

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.03)	(0.11)	(0.03)

See accompanying notes to the consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM FEBRUARY 14, 2012 (INCEPTION) TO DECEMBER 31, 2012, FOR THE YEAR ENDED DECEMBER 31, 2013 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2014

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at February 14, 2012 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to parent company	—	—	15,000,000	15,000	(14,999)	—	1

Net loss for the period	—	—	—	—	—	(201,174)	(201,174)

Balance at December 31, 2012	—	—	15,000,000	15,000	(14,999)	(201,174)	(201,173)

Stockholder’s capital contribution			—	—	1,201,261	—	1,201,261

Net loss for the year ended December 31, 2013	—	—	—	—	—	(842,356)	(842,356)

Balance at December 31, 2013	—	$—	15,000,000	$15,000	$1,186,262	$(1,043,530)	$157,732

Recapitalization of the Company	—	—	2,505,014	2,505	(2,505)	—	—

Principal stockholder’s capital contribution	—	—	—	—	165,903	—	165,903

Issuance of common stock for cash and services	—	—	1,500,000	1,500	48,500	—	50,000

Net loss for the period	—	—	—	—	—	(555,302)	(555,302)

Balance at June 30, 2014	—	$—	19,005,014	$19,005	$1,398,160	$(1,598,832)	$(181,667)

See accompanying notes to the consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

			FOR THE PERIOD FROM
	FOR THE SIX MONTHS	FOR THE YEAR	FEBRUARY 14, 2012
	ENDED	ENDED	(INCEPTION) TO
	JUNE 30, 2014	DECEMBER 31, 2013	DECEMBER 31, 2012

Cash flows from operating activities:
Net loss	$(555,302)	$(842,356)	$(201,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,787	7,985	1,329
Stock based compensation	48,500	—	—

Changes in operating assets and liabilities
Inventory	21,270	(45,519)	(87,370)
Prepaid expenses and other current assets	(19,860)	(3,409)	(6,619)
Deposit	(3,500)	—	—
Accounts payable and accrued liabilities	79,588	33,302	—

Net cash used in operating activities	(424,517)	(849,997)	(293,834)

Cash flows from investing activities:
Capitalized cost of trademark	—	—	(1,601)
Purchase of property and equipment	(22,918)	(23,567)	(17,257)

Net cash used in investing activities	(22,918)	(23,567)	(18,858)

Cash flows from financing activities:
Proceeds from notes payable	289,911	—	—
Proceeds from related party equity contributions	165,903	872,476	328,785
Proceeds from issuance of common stock	1,500	—	1

Net cash provided by financing activities	457,314	872,476	328,786

Net (decrease) increase in cash	9,879	(1,088)	16,094

Cash at beginning of period	15,006	16,094	—

Cash at end of period	$24,885	$15,006	$16,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Contributed capital in connection with the forgiveness of related party advances	$165,903	$1,201,261	$—

See accompanying notes to the consolidated financial statements.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nature of Business

America Greener Technologies Inc.’s (formerly Osler Incorporated) (the “Company”) principal business is focused on marketing and selling Polarchem’s proprietary technology solutions in North America. The Company has a license agreement with Polarchem, a related party, to sell Polarchem’s products (see Note 6). The Company’s primary product is AGT Polarchem chemistry that allows online cleaning of boiler tube and heat transfer surfaces to provide boiler optimization and combustion efficiency to a wide variety of customers including coal fired power plants, petroleum refineries, waste to energy facilities, biomass combustion processes, incinerators, fuel oil burners, naval vessels and other similar combustion processes. AGT Subsidiary (as hereinafter defined) was a former subsidiary of America Greener Technologies Corporation, a British Columbia company (“AGT Canada”).

Recapitalization

On February 25, 2014, America Greener Technologies Corporation, a private Arizona corporation (“AGT Subsidiary”), which is the historical business, entered into a Share Exchange Agreement with the Company (formerly Osler Incorporated) and the shareholders of AGT Subsidiary whereby the Company agreed to acquire all of the issued and outstanding capital stock of AGT Subsidiary in exchange for 15,000,000 shares of the Company’s common stock. On March 19, 2014 the transaction closed and AGT Subsidiary is now a wholly-owned subsidiary of the Company. Prior to the acquisition of AGT Subsidiary, the Company was a shell company.

At closing, the Company issued 15,000,000 shares of its common stock to the shareholders of AGT Subsidiary who obtained approximately 86% voting control and management control of the Company. The transaction was accounted for as a reverse acquisition and recapitalization of AGT Subsidiary whereby AGT Subsidiary is considered the acquirer for accounting purposes. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of AGT Subsidiary and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization (see Note 5).

On February 25, 2014, AGT Subsidiary changed its fiscal year end to June 30 from December 31. Accordingly these consolidated financial statements reflect the transition period of the six months ended June 30, 2014, the year ended December 31, 2013, and the period from February 14, 2012 (Inception) to December 31, 2012 and the Company’s financial condition at June 30, 2014, December 31, 2013 and 2012 which is the end of the prior fiscal year previously reported.

Basis of presentation and going concern

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiary. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. As reflected in the accompanying financial statements, the Company has incurred net losses of $555,302, $842,356 and $201,174 for the six months ended June 30, 2014, for the year ended December 31, 2013 and for the period from February 14, 2012 (Inception) to December 31, 2012, respectively and the Company had cash used in operations of $424,517, $849,997 and $293,834 for the six months ended June 30, 2014, for the year ended December 31, 2013 and for the period from February 14, 2012 (Inception) to December 31, 2012. Additionally the Company has an accumulated deficit of $1,598,832 at June 30, 2014. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. Uncertainty regarding these matters raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets, stock based compensation and the useful life of property and equipment.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Inventory

Inventory, consisting of finished goods related to the Company’s products are stated at the lower of cost or market utilizing the first-in, first-out method.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $29,888, $10,028 and $6,619 at June 30, 2014, December 31, 2013 and 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for prepaid consulting fees and prepaid insurance which are being amortized over the terms of their respective agreements.

Fair value measurements and fair value of financial instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

•	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•	Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity that is significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, prepaid expenses and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2014, the year ended December 31, 2013 and the period from February 14, 2012 (Inception) to December 31, 2012.

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

The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue from the sale of the Company’s Polarchem’s solution and products are recognized upon delivery to the customers.

Revenue for equipment installation and cleaning services is recognized upon completion of the installation and cleaning services. 100% of the Company’s revenues for the six months ended June 30, 2014 was generated from these revenue stream. The Company did not generate any revenues during the year ended December 31, 2013 and for the period from February 14, 2012 (Inception) to December 31, 2012.

Revenue for services performed such as consulting and optimization services are recognized when services have been rendered.

Cost of Sales

The primary components of cost of sales include the cost of the product, shipping/delivery costs, and installation/labor cost.

Concentration of Revenue and Supplier

Revenues from a customer accounted for approximately 100% of the Company’s revenues for the six months ended June 30, 2014.

The Company purchases substantially all of its products from Polarchem which has manufacturing companies located in India and the UK (see Note 4 and 6).

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The Company has filed its 2013 income tax return which remains subject to IRS examination.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were no options outstanding as of June 30, 2014, December 31, 2013 and 2012. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Marketing, selling and advertising

Marketing, selling and advertising are expensed as incurred. For the six months ended June 30, 2014, for the year ended December 31, 2013 and for the period from February 14, 2012 (Inception) to December 31, 2012, such expenses were $4,200, $116,545 and $12,945, respectively.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At June 30, 2014, December 31, 2013 and 2012, the Company has had 250,000, 0 and 0 potentially dilutive securities outstanding, respectively, in connection with the convertible notes (see Note 3).

Recent accounting pronouncements

Accounting standards which were not effective until after June 30, 2014 are not expected to have a material impact on the Company’s financial position or results of operations.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2014	December 31, 2013	December 31, 2012

Demonstration equipment	5 years	51,494	35,266	12,600
Furniture and fixtures	5 years	7,747	4,657	4,657
Computer equipment	3 years	3,600	—	—
Warehouse equipment	3 years	900	900	—
Less: Accumulated depreciation		(14,100)	(9,313)	(1,329)
		$49,641	$31,510	$15,928

For the six months ended June 30, 2014, for the year ended December 31, 2013 and for the period from February 14, 2012 (Inception) to December 31, 2012, depreciation expense amounted to $4,787, $7,985 and $1,329, respectively.

NOTE 3 – NOTES PAYABLE

Convertible notes payable – related party

In March 2014 prior to the recapitalization, AGT Subsidiary issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Subsidiary in payment of advances made in January 2014 and February 2014. Additionally, the note holders are majority stockholders of the Company. These notes were to mature on June 30, 2014 but have been extended to December 31, 2014, and are convertible at any time at either the option of the holder or AGT Subsidiary into shares of AGT Subsidiary’s common stock at a conversion price of $0.40 per share. Following the closing of the recapitalization on March 19, 2014, by the terms of the notes these are now convertible into shares of the Company’s common stock at $0.40 per share. At June 30, 2014, the Company had $875 in accrued interest on the notes. At June 30, 2014, the principal amounts of these notes amounted to $100,000. The Company has determined that there was no beneficial conversion feature associated with these notes as the conversion price of the notes was higher than the fair value of the Company’s common stock based on a sales transaction that occurred in March 2014 (see Note 6).

Promissory notes (including related party)

Between April 2014 and June 2014, the Company issued 3% promissory notes in the aggregate principal amount of $189,911. One of the note holders is a principal stockholder of the Company. These notes mature on July 1, 2015 and may be prepaid in whole or in part without any penalty. These notes were used for working capital purposes. At June 30, 2014, the Company had $711 in accrued interest on these promissory notes.

Notes payable consisted of the following:

Notes payable – unrelated party	$144,960
Note payable – related party	44,951
Total notes payable	$189,911

There were no notes payable in fiscal year 2013 and 2012.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 4 – RELATED PARTY TRANSACTIONS

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

From time to time, since inception, the Company’s parent company, AGT Canada, provided advances to the Company for working capital purposes. For the period from February 14, 2012 (inception) to December 31, 2012, AGT Canada provided advances amounting to $328,785. At December 31, 2012, the Company had a payable to AGT Canada of $328,785. The advances were due on demand and interest free. For the period from February 14, 2012 (inception) to June 30, 2014, AGT Canada provided advances aggregating to $1,367,164. The advances were due on demand and interest free. During the year ended December 31, 2013 and the six months ended June 30, 2014, AGT Canada waived the payment of such advances of $1,201,261 and $165,903, respectively, and accordingly reclassified these to additional paid in capital as stockholder’s capital contribution, leaving a balance of advances of $0 at June 30, 2014 and December 31, 2013.

Through the Company’s former parent, AGT Canada, the Company entered into a general agreement and contract dated in November 2011 with Polarchem. The owners of Polarchem are shareholders of AGT Canada. In February 2014, AGT Subsidiary entered into a 30 year license agreement with Polarchem which superseded the Original Agreement with AGT Canada (see Note 6). There were no purchased inventories and products from Polarchem during the six months ended June 30, 2014. The Company purchased inventories and products from Polarchem totaling approximately $64,000 and $87,000 during the year ended December 31, 2013 and for the period from February 14, 2012 (inception) to December 31, 2012.

In January 2013, the Company entered into three independent contractor agreements with Mr. Michael Boyko, the Company’s Chief Executive Officer, Energistics Consulting, LLC, a company owned by the Company’s Chief Operating Officer, and Mr. James Mack (see Note 6).

In January 2014, the Company’s COO provided advances to AGT Subsidiary for working capital purposes for $5,000. The advance was due on demand and interest free. This advance was paid by the end of January 2014. In May 2014, the Company’s COO provided additional advances to the Company for working capital purposes for $10,000. The 2nd advance was due on demand and bore 3% interest. The 2nd advance was paid on May 16, 2014 in the amount of $10,300 which included interest of $300.

In March 2014, AGT Subsidiary issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Subsidiary in payment of advances made in January 2014 and February 2014. Additionally, one of the note holders is a principal stockholder of the Company (see Note 3).

In April 2014, the Company issued a 3% promissory note in the principal amount of $44,951 to a principal stockholder of the Company (see Note 3).

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

On February 14, 2012, the Company issued 15,000,000 shares of the Company’s common stock to the Company’s former parent, AGT Canada, for a purchase price of $1.

On February 25, 2014 AGT Subsidiary entered into a Share Exchange Agreement with the Company and the shareholders of AGT Subsidiary whereby the Company agreed to acquire all of the issued and outstanding capital stock of AGT Subsidiary in exchange for 15,000,000 shares of the Company’s common stock. On March 19, 2014 the transaction closed and AGT Subsidiary is now a wholly-owned subsidiary of the Company. This transaction was accounted for as a reverse recapitalization of AGT Subsidiary since the shareholders of AGT Subsidiary obtained approximately 86% voting control and management control of the Company, AGT Subsidiary is considered the acquirer for accounting purposes. The Company is deemed to have issued 2,505,014 shares of common stock which represents the outstanding common shares of the Company just prior to the closing of the transaction.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

On March 19, 2014, the Company’s board of directors authorized its 2014 Equity Compensation Plan (the “2014 Plan”) covering 3,000,000 shares of common stock. The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 200,000 shares of common stock. The purpose of the 2014 Plan is to enable the Company to offer to the Company’s employees, officers, directors and consultants, whose past, present and/or potential contributions to the Company have been, are or will be important to the Company’s success, an opportunity to acquire a proprietary interest in the Company. The 2014 Plan is administered by the Company’s board of directors.

On March 21, 2014 the Company sold 1,500,000 shares of the Company’s common stock with a fair market value of $50,000 at a purchase price of $0.001 per share to two accredited investors pursuant to the term and conditions of a consulting agreement entered into in December 2013 by AGT Subsidiary. Stock based compensation of $48,500 has been recognized in the accompanying consolidated statements of operation (see Note 6).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Consulting agreements

In January 2013, through the Company’s wholly owned subsidiary, AGT Subsidiary entered into three independent contractor agreements with Mr. Michael Boyko, Chief Executive Officer of AGT Subsidiary, Energistics Consulting, LLC, a company owned by the Chief Operating Officer of AGT Subsidiary, Mr. Barbosa, and Mr. James Mack. As compensation for their services per the terms of their respective agreements, the Company pays fees to i) Mr. Boyko of $10,000 per month ii) Energistics Consulting, LLC of $8,000 per month and iii) Mr. Mack of $4,000 per month. Additionally, the Company pays reimbursement for out of pocket travel expenses. These agreements contain customary confidentiality provisions and may be terminated by either party upon 30 days notice. Upon the closing of the Share Exchange Agreement, Michael C. Boyko, Ricardo A. Barbosa and James Mack were appointed as the new board of directors and new officers of the Company. Following the closing, Mr. Boyko was also appointed as Chief Executive Officer and President of the Company and Mr. Barbosa was appointed Chief Operating Officer and Secretary of the Company.

In December 2013, AGT Subsidiary entered into a consulting agreement with a consulting company to provide due diligence and advisory services in connection with merger, acquisition or other forms of business combination matters. The term of this agreement was for a period of the earlier of six months from the date of this agreement or until AGT Subsidiary consummated a business combination, whichever is earlier. AGT Subsidiary agreed to pay the consultant a fee of $100,000, payable in two installments of $ 50,000 each in January 2014 and February 2014. Additionally, if AGT Subsidiary consummates a business combination during the term of this agreement, the consultant was entitled to purchase a total of 1,500,000 shares of the common stock, or 7.88%, whichever is greater, of the combined entity at par value or $0.001 per share, whichever is less. On March 21, 2014 the Company sold 1,500,000 shares of the Company’s common stock at a purchase price of $1,500 or $0.001 per share to such consultant. The Company accounted for such transaction under ASC 505-50-30 “Equity-based payments to Non-employees” and accordingly recorded stock based compensation of $48,500 which is equal to the fair value of shares issued in excess of the purchase price of $1,500.

Pursuant to ASB 505-50-30 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company has determined that the fair value of the consideration received is more reliably measurable.

General agreement

In November 2011, AGT Canada, AGT Subsidiary’s former parent, entered into a general agreement and contract (the “Original Agreement”) with Polarchem Associated Limited, Polarchem International Limited and the shareholders of those companies (collectively the “Polarchem”). AGT Subsidiary was formed to market and sell Polarchem’s proprietary technology solutions in North America under the terms of this agreement. AGT Canada agreed to act for Polarchem as its exclusive sales and service distributors in the United States, Canada and Mexico. In February 2014, AGT Subsidiary entered into a 30 year license agreement with Polarchem which superseded the Original Agreement with AGT Canada.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

In February 2014 AGT Subsidiary entered into a 30 year license agreement with Polarchem Associated Limited, Polarchem International Limited and the shareholders of those companies granting AGT Subsidiary exclusive rights to the proprietary technology in the United States, Canada and Mexico (the “Territory”) which superseded the Original Agreement dated in November 2011 between AGT Canada and Polarchem. Such license agreement grants AGT Subsidiary the exclusive rights to use Polarchem’s licensed marks, to manufacture and sell their products and to provide the services within the Territory. AGT Subsidiary has been granted the right of first refusal to acquire all the assets of Polarchem as defined in the license agreement.

Operating lease

A lease agreement was signed for office and warehousing space consisting of approximately 5,000 square feet located in Mesa, Arizona with an initial term commencing on March 1, 2012 and expiring on March 1, 2015. In May 2014, the Company entered into a lease amendment whereby 600 plus square feet of office space has been added into the existing lease premises and extending the lease term up to February 28, 2020. The amended lease requires the Company to pay a monthly base rent of $3,300 plus a pro rata share of operating expenses.

The base rent is subject to annual increases beginning on March 1, 2015 as defined in the amended lease agreement. Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$249,600	$39,800	$130,600	$79,200	—
Total	$249,600	$39,800	$130,600	$79,200	$—

Rent expense was $21,017, $40,312 and $21,830 for the six months ended June 30, 2014, for the year ended December 31, 2013 and for the period from February 14, 2012 (Inception) to December 31, 2012, respectively.

NOTE 7 – INCOME TAXES

The Company has incurred aggregate net operating losses of approximately $1,600,000 for income tax purposes as of June 30, 2014. The net operating loss can be carried forward to reduce future years’ taxable income and will expire, if not utilized, through 2034. Utilization of these tax net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain ownership changes. Management believes that the realization of the benefits from these losses is not more likely than not to occur due to the Company’s limited operating history and continuing losses. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended:

	June 30, 2014	December 31, 2013	December 31, 2012
U.S “expected” income tax	$(194,000)	$(295,000)	(70,000)
State income taxes, net of benefit	(34,000)	(39,000)	(9,000)
Non-cash compensation	20,000	—	—
Change in valuation allowance	208,000	334,000	79,000
Total provision for income taxes	$—	$—	—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	June 30, 2014	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryover	$621,000	$413,000	$79,000
Less: valuation allowance	(621,000)	(413,000)	(79,000)
Net deferred tax asset	$—	$—	$—

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at June 30, 2014, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $208,000. Management does not believe that any uncertain tax positions have been taken in its 2012 and 2013 tax return or will be taken in its 2014 tax return.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 9 – TRANSITIONAL REPORT

The following table summarizes the audited and unaudited consolidated results of operations for the six months ended June 30, 2014 and 2013 (unaudited):

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(Audited)	(Unaudited)
Net revenues	$114,619	$24,390
Gross profit	78,108	24,390
Loss from operations	(553,080)	(307,505)
Net loss	(555,302)	(307,505)
Weighted average per share – Basic and Diluted	17,276,362	15,000,000
Loss per common share – Basic and Diluted	$(0.03)	$(0.02)

The unaudited consolidated information above is for comparative and informational purposes only.

NOTE 10 – SUBSEQUENT EVENTS

Between July 2014 and September 2014, the Company issued 3% promissory note in the aggregate principal amount of $273,188. One of the note holders is a principal stockholder of the Company. These notes mature on July 1, 2015 and maybe prepaid in whole or in part without any penalty. These notes were used for working capital purposes.

On July 22, 2014 the Company entered into a Joint Venture Agreement with Soft Wave Innovations, Inc. (“Soft Wave”). Under the terms of this agreement, the parties agreed to undertake a joint venture which will permit the Company to research and develop, manufacture, market and service certain of the Soft Wave technology related to an apparatus for generating a multi-vibrational field in worldwide residential, commercial and industrial markets including energy and power generation, petroleum and petrochemical, mining and mineral processing. The parties will form a limited liability corporation to be called “Soft Wave Systems by America Greener Technologies, Inc.” in order to conduct the joint venture which will be managed by the Company. A manager of the joint venture will be established which will be comprised of six members, with each party appointing three of the members.

The Company is required to make an initial cash contribution of $25,000 to the joint venture, as well as up to $50,000 for the design, development and construction of new power plant cooling tower system. The Company is also required to provide any necessary ongoing funding until such time as the joint venture has sufficient funds from cash flows to operate. Soft Wave is to receive a draw of $20,000 per month against future earnings. The profits and losses of the joint venture will be split 50%/50% by our company and Soft Wave.

The term of the joint venture will continue until the earlier of: (i) the dissolution upon the mutual consent of the parties; (ii) the termination under the terms of the Joint Venture Agreement; (iii) at such time as the parties agree to modify the terms whereby Soft Wave would receive shares of the Company’s common stock or royalty payments, or (iv) if there are $1 million in sales within 18 months from the date of the agreement. The Joint Venture Agreement also contains customary mutual indemnification provisions, as well as a confidentiality, non-compete and non-circumvention provision.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 10 – SUBSEQUENT EVENTS (continued)

In lieu of pursuing the relationship with Soft Wave under the joint venture structure, the Company has subsequently entered into discussions with its principals regarding the Company’s possible acquisition of Soft Wave’s assets, including its customer base and manufacturing operations. In preparation of entering into a definitive agreement, in September 2014 two of the Soft Wave principals who held the patent rights to Soft Wave’s technology assigned those patent rights to the Company. The Company is presently negotiating terms to acquire Soft Wave, but have yet to sign a definitive agreement. The Company’s ability to consummate a transaction is dependent not only upon entering into a definitive agreement upon terms and conditions which are mutually agreeable, but ensuring that the Company’s auditors are able to audit Soft Wave’s financial statements for the periods and in the timeframe necessary to conform with the requirements of the rules and regulations of the Securities and Exchange Commission. If for some reason the Company is unable to obtain the necessary Soft Wave audited financial statements, the Company would assign the patent rights back to the original inventors and not proceed with the proposed transaction. Given the level of uncertainty that the Company will be able to consummate this transaction, investors should not place undue reliance on this pending transaction when evaluating the Company’s prospects. The Company is still evaluating the accounting impact of the Soft Wave transaction.

On August 28, 2014, the Company granted an aggregate of 1,800,000 five year options to purchase shares of common stock under the Company’s 2014 Equity Compensation Plan to three officers of the Company, four employees of the Company and one consultant. The options vest immediately on the date of grant and are exercisable at $0.60 per share. The 1,800,000 options were valued on the grant date at approximately $0.71 per option or a total of $1,278,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.80 per share (based on the quoted trading prices on the date of grant), volatility of 135% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.63%.

