Form 10-Q
period 2014-09-30
America Greener Technologies, Inc.
filed 2014-11-14
CIK 1403433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

not applicable

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 20,180,014 shares of common stock are issued and outstanding as of November 10, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our limited operating history and our ability to integrate new lines of business and new personnel,
•	our ability to continue as a going concern,
•	our history of losses and the expectation that our operating expenses will significantly increase,
•	the ability to raise working capital,
•	the limited public company experience of our management and directors,
•	the dependence on our executive officers,
•	our ability to develop and maintain effective internal controls,
•	our lack of various corporate governance standards and no independent directors,
•	the illiquid nature of our common stock,
•	registration rights we have granted a principal stockholder,
•	the ability of our board of directors to issue preferred stock without the approval of our stockholders,
•	dilution to our stockholders upon the conversion of 3% convertible notes; and
•	Federal regulations which may adversely impact the trading of our common stock.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “America Greener,” “we,” “our,” “us,” and similar terms refers to America Greener Technologies, Inc., a Nevada corporation formerly known as Osler Incorporated, and our subsidiaries America Greener Technologies Incorporated, an Arizona corporation which we refer to as “AGT” and AGT Soft Wave, Inc., a Nevada corporation which we refer to as “AGT Soft Wave.” In addition, “first quarter of fiscal 2015” refers to the three months ended September 30, 2014, “third quarter fiscal 2014” refers to the three months ended September 30, 2013, “fiscal 2014” refers to the year ended June 30, 2014 and “fiscal 2015” refers to the year ending June 30, 2015.

Unless specifically set forth to the contrary, the information which appears on our website at www.americagreener.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

  AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

  CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$27,679	$24,885
Inventory	111,619	111,619
Prepaid expenses and other current assets	10,259	29,888

Total current assets	149,557	166,392

Other assets:
Property and equipment, net	46,304	49,641
Trademark	1,601	1,601
Deposit	3,500	3,500
Total other assets	51,405	54,742

Total assets	$200,962	$221,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$96,604	$112,890
Convertible notes payable - related party	100,000	100,000
Notes payable	275,131	144,960
Notes payable - related party	223,359	44,951
Due to related party	3,000	—
Total current liabilities	698,094	402,801

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized: none shares issued and outstanding	—	—
Common stock, $0.001, 75,000,000 shares authorized: 19,005,014 and 19,005,014 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	19,005	19,005
Additional paid in capital	2,676,160	1,398,160
Accumulated deficit	(3,192,297)	(1,598,832)

Total stockholders’ deficit	(497,132)	(181,667)

Total liabilities and stockholders’ deficit	$200,962	$221,134

  See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013
	(Unaudited)	(Unaudited)

Net revenues - services	$—	$—

Operating expenses:
Depreciation	3,337	1,996
Marketing, selling and advertising expenses	55,124	31,583
Compensation expense	1,308,456	1,397
Professional fees	58,494	900
Consulting fees	124,500	79,170
General and administrative	39,196	53,402
Total operating expenses	1,589,107	168,448

Loss from operations	(1,589,107)	(168,448)

Other expense
Interest expense	(4,358)	—
Total other expense	(4,358)	—

Loss before provision for income taxes	(1,593,465)	(168,448)

Provision for income taxes	—	—

Net loss	$(1,593,465)	$(168,448)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	19,005,014	15,000,000

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.08)	(0.01)

                See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,593,465)	$(168,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,337	1,996
Stock based compensation	1,278,000	—

Changes in operating assets and liabilities
Prepaid expenses and other current assets	19,629	—
Accounts payable and accrued liabilities	3,714	—

Net cash used in operating activities	(288,785)	(166,452)

Cash flows from financing activities:
Proceeds from notes payable	288,579	—
Proceeds from related party advances	3,000	—
Proceeds from related party equity contributions	—	121,151

Net cash provided by financing activities	291,579	121,151

Net increase (decrease) in cash	2,794	(45,301)

Cash at beginning of period	24,885	60,337

Cash at end of period	$27,679	$15,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issued a note payable to settle accounts payable	$20,000	$—

See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Recapitalization

On February 25, 2014, America Greener Technologies Corporation, a private Arizona corporation (“AGT Subsidiary”), which is the historical business, entered into a Share Exchange Agreement with the Company and the shareholders of AGT Subsidiary whereby the Company agreed to acquire all of the issued and outstanding capital stock of AGT Subsidiary in exchange for 15,000,000 shares of the Company’s common stock. On March 19, 2014 the transaction closed and AGT Subsidiary is now a wholly-owned subsidiary of the Company. Prior to the acquisition of AGT Subsidiary, the Company was a shell company.

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

Basis of presentation and going concern

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of operations and cash flows for the three months ended September 30, 2014 have been included. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2014, which are contained in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on September 25, 2014. The consolidated balance sheet as of June 30, 2014 was derived from those financial statements.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $1,593,465 and $288,785, respectively, for the three months ended September 30, 2014.  Additionally the Company has accumulated deficit of $3,192,297 at September 30, 2014. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Uncertainty regarding these matters, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Inventory

Inventory, consisting of finished goods related to the Company’s products are stated at the lower of cost or market utilizing the first-in, first-out method.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $10,259 and $29,888 at September 30, 2014 and June 30, 2014, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for prepaid consulting fees and prepaid insurance which are being amortized over the terms of their respective agreements.

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Trademark

Legal costs associated with serving and protecting the Company’s trademark are being capitalized. During the period from February 14, 2012 (inception) to December 31, 2012, the Company filed a trademark for its company logo. In accordance with Accounting Standards related to “Goodwill and Other Intangible Assets”, the Company does not amortize its trademark determined to have an indefinite useful life. Instead, the Company assesses its indefinite-life trademark for impairment annually and when circumstances indicate that the carrying value may not be recoverable.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended September 30, 2014 and 2013 respectively.

Revenue recognition

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue from the sale of the Company’s Polarchem’s solution and products are recognized upon delivery to and acceptance by the customers.

Revenue for equipment installation and cleaning services is recognized upon completion of the installation and cleaning services.

Revenue for services performed such as consulting and optimization services are recognized when services have been rendered.

Cost of Sales

The primary components of cost of sales include the cost of the product, shipping costs, and installation/labor cost.

Concentration of Supplier

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

The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The Company has filed its 2013 income tax return which remains subject to IRS examination.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were 1,800,000 options and no options outstanding as of September 30, 2014 and 2013, respectively. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Marketing, selling and advertising

Marketing, selling and advertising are expensed as incurred. For the three months ended September 30, 2014 and 2013, such expenses were $55,124 and $31,583, respectively.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At September 30, 2014 and 2013, the Company has 2,050,000 and – 0 - potentially dilutive securities outstanding, respectively, in connection with the convertible notes (see Note 3) and stock options.

Recent accounting pronouncements

Accounting standards which were not effective until after September 30, 2014 are not expected to have a material impact on the Company’s financial position or results of operations.

 NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2014	June 30, 2014

Demonstration equipment	5 years	51,494	51,494
Furniture and fixtures	5 years	7,747	7,747
Computer equipment	3 years	3,600	3,600
Warehouse equipment	3 years	900	900
Less: Accumulated depreciation		(17,437)	(14,100)
		$46,304	$49,641

For the three months ended September 30, 2014 and 2013, depreciation expense amounted to $3,337 and $1,996, respectively.

NOTE 3 – NOTES PAYABLE

Convertible notes payable – related party

In March 2014 prior to the recapitalization, AGT Subsidiary issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Subsidiary in payment of advances made in January 2014 and February 2014. Additionally, the note holders are majority stockholders of the Company. These notes were to mature on June 30, 2014 but have been extended to December 31, 2014, and are convertible at any time at either the option of the holder or AGT Subsidiary into shares of AGT Subsidiary’s common stock at a conversion price of $0.40 per share. Following the closing of the recapitalization on March 19, 2014, by the terms of the notes these are now convertible into shares of the Company’s common stock at $0.40 per share. At September 30, 2014, the Company had $1,642 in accrued interest on the notes.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3 – NOTES PAYABLE (continued)

At September 30, 2014, the principal amounts of these notes amounted to $100,000. The Company has determined that there was no beneficial conversion feature associated with these notes as the conversion price of the notes was higher than the fair value of the Company’s common stock based on a sales transaction that occurred in March 2014.

Promissory notes (including related party)

Between April 2014 and September 2014, the Company issued 3% promissory notes in the aggregate principal amount of $498,490. One of the note holders is a principal stockholder of the Company. These notes mature on July 1, 2015 and may be prepaid in whole or in part without any penalty. These notes were used for working capital purposes. At September 30, 2014, the Company had $2,997 in accrued interest on these promissory notes.

Notes payable consisted of the following:

	September 30, 2014	June 30, 2014
Notes payable – unrelated party	$275,131	$144,960
Note payable – related party	223,359	144,951
Total notes payable	$498,490	$289,911

NOTE 4 – RELATED PARTY TRANSACTIONS

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal when one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

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

Between April 2014 and September 2014, the Company issued a 3% promissory note in the principal amount of $223,359 to a principal stockholder of the Company (see Note 3).

In September 2014, the Company’s COO provided advances to AGT Subsidiary for working capital purposes for $3,000. The advance was due on demand and interest free.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 5 – STOCKHOLDER’S DEFICIT

On August 28, 2014, the Company granted an aggregate of 1,800,000 five year options to purchase shares of common stock under the Company’s 2014 Equity Compensation Plan to three officers of the Company, four employees of the Company and one consultant. The options vest immediately on the date of grant and are exercisable at $0.60 per share. The 1,800,000 options were valued on the grant date at approximately $0.71 per option or a total of $1,278,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.80 per share (based on the quoted trading prices on the date of grant), volatility of 135% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.63%. In connection with the stock option grant, the Company recorded stock based compensation and consulting for the three months ended September 30, 2014 of $1,278,000.

A summary of the stock options and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
June 30, 2014	—	—	—
Granted	1,800,000	0.60	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at September 30, 2014	1,800,000	$0.60	4.90

Options exercisable at September 30, 2014	1,800,000	$0.60
Options expected to vest	—

Weighted average fair value of options granted during the three months ended September 30, 2014			$0.71

Stock options outstanding at September 30, 2014 as disclosed in the above table have no intrinsic value at the end of the period.

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

The base rent is subject to annual increases beginning on March 1, 2015 as defined in the amended lease agreement. Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$239,700	$29,900	$130,600	$79,200	—
Total	$239,700	$29,900	$130,600	$79,200	$—

Rent expense was $10,583 and $11,462 for the three months ended September 30, 2014 and 2013, respectively.

Joint Venture Agreement

On July 22, 2014 the Company entered into a Joint Venture Agreement with Soft Wave. Under the terms of this agreement, the parties agreed to undertake a joint venture which would have permitted the Company to research and develop, manufacture, market and service certain of the Soft Wave technology related to an apparatus for generating a multi-vibrational field in worldwide residential, commercial and industrial markets including energy and power generation, petroleum and petrochemical, mining and mineral processing.

The Company was required to make an initial cash contribution of $25,000 to the joint venture, as well as up to $50,000 for the design, development and construction of new power plant cooling tower system. The Company was also required to provide any necessary ongoing funding until such time as the joint venture has sufficient funds from cash flows to operate. Soft Wave was to receive a draw of $20,000 per month against future earnings. The profits and losses of the joint venture were to be split at 50%/50% by the Company and Soft Wave. Since entering into this agreement, the Company has incurred demonstration expenses of approximately $40,000 during the three months ended September 30, 2014 which has been included in marketing, selling and advertising expenses.

The term of the joint venture was to continue until the earlier of: (i) the dissolution upon the mutual consent of the parties; (ii) the termination under the terms of the Joint Venture Agreement; (iii) at such time as the parties agree to modify the terms whereby Soft Wave would receive shares of the Company’s common stock or royalty payments, or (iv) if there are $1 million in sales within 18 months from the date of the agreement. The Joint Venture Agreement also contained customary mutual indemnification provisions, as well as a confidentiality, non-compete and non-circumvention provision.

In lieu of pursuing the relationship with Soft Wave under the joint venture structure, the Company entered into an Asset Purchase Agreement on October 31, 2014 (see Note 7).

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

Patent Assignment

In July 2014, Gary Dean Wilson and Michael Dean Brown, the inventors of certain patented technology used by Soft Wave, assigned all of their rights, title, and interest in and to that certain U.S. Patent No. 8,477,003, Serial No. 13/262.227 for apparatus for generating a multi-vibrational field to the Company in exchange for the payment of royalties. In September 2014, the Company agreed to pay a royalty of an aggregate of 5% to Mr. Wilson and Mr. Brown based on annual gross sales income related to the patent. Payment of royalty shall be on the 15th of the month following the receipt of the associated sales. The royalty shall have a maximum payout of $20 million. Currently, both parties are re-negotiating the payment terms of the royalty. Mr. Wilson was also the president of Soft Wave.

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2014 Ms. Carrie Borgen was appointed Chief Financial Officer of the Company. As compensation for her services, the Company agreed to pay Ms. Borgen a salary of $12,000 per month. The Company also granted her 300,000 five year options to purchase shares of common stock under the Company’s 2014 Equity Compensation Plan. The options vest immediately on the date of grant and are exercisable at $0.70 per share. The 300,000 options were valued on the grant date at approximately $0.61 per option or a total of $183,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.70 per share (based on the quoted trading price on the date of grant), volatility of 132% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.69%.

In lieu of pursuing the relationship with Soft Wave under the joint venture structure (see Note 6), on October 31, 2014 AGT Soft Wave, Inc. (“AGT Soft Wave”), a newly formed Nevada corporation that is a wholly-owned subsidiary of the Company, acquired certain assets from Soft Wave Innovations, Inc., an Arizona corporation (“Soft Wave”), in exchange for 775,000 shares of the Company’s common stock valued at $767,250 or $0.99 per share under the terms of an asset purchase agreement (the “Asset Purchase Agreement”) by and among the Company, AGT Soft Wave and Soft Wave. The fair value of the shares of the common stock were based on the quoted trading price on the date of grant. The assets that were acquired included customer contracts, trade names, inventory, tools and parts, and demonstration contracts related to the prior joint venture with Soft Wave. The Asset Purchase Agreement is being accounted for as an acquisition of a business rather than an acquisition of assets pursuant to Financial Accounting Standards Board Accounting Standards Codification 805-50-30 “Business Combinations”. The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company will apply push -down accounting and adjust to fair value all of the assets acquired directly on the financial statements of AGT Soft Wave, the newly formed subsidiary.

On November 1, 2014, the Company sold 400,000 shares of the Company’s common stock and received net proceeds of $200,000 or $0.50 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended September 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Overview

We focus on process improvement technologies for the power, petrochemical and heavy industrial market place. We sell a proprietary technology which we license from related parties that allow soft online cleaning of industrial boiler heat transfer surfaces. This online cleaning allows users to optimize their boiler system thereby reducing fuel consumption while also decreasing pollution and long-term degradation of their equipment. Our target market includes coal fired power plants, petroleum refineries, waste to energy facilities, biomass facilities, incinerators and other similar combustion operations. In July 2014 we were assigned the exclusive patent rights to an apparatus for generating a multi-vibrational field by the inventors and holders of the patent in exchange for the payment of royalty payments. This patent was the basis of certain proprietary technology offered by Soft Wave which in enables power plants to run their cooling towers chemical free while meeting cooling tower operational and environmental requirements to control scale and minerals as well as harmful bacteria, and, simultaneously delivering substantial reductions in water consumption. This technology treats the water and eliminates the need to use chemicals to control scaling and biofilm; improves water clarity; and, reduces the chemical residue of pollution related phosphates and nitrates in the water. In October 2014 we acquired certain assets from Soft Wave, including contracts with various third parties which we expect to continue to service.

Although we do not have any commitments for capital expenditures, we will need to initially raise approximately $600,000 of additional capital to provide funding for marketing and our operating infrastructure, to fund the additional costs of our public company reporting obligations and satisfy our obligations as they become due. To date, we have been principally dependent upon advances and loans from related parties to fund our operations and at September 30, 2014 we owe those related parties an aggregate of approximately $323,000. In addition, we have borrowed an additional $275,000 as of November 6, 2014 from third parties under promissory notes which mature in July 2015. On November 1, 2014, we received gross proceeds of $200,000 from the sale of shares of our common stock in a private transaction. Given the small size of our company, the early stage of our operations, we may find it difficult to raise sufficient capital to meet our needs. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues we may be unable to continue as a going concern.

AGT believes the acquisition of the Soft Wave Customer Service Agreements will provide increased sales via cross-selling opportunities between existing and targeted AGT and Soft Wave customers. Also, acquiring the Soft Wave Customer Service Agreements provides AGT with an additional $50,000 per month in consistent recurring revenues. Most of these Agreements have been in place for several years with virtually no attrition. Soft Wave customers will experience virtually no change as a result AGT's acquisition of their contracts. The invoicing process and pricing will not change other than a new address. The technicians and sales team previously servicing the Soft Wave accounts have been hired as employees of AGT Soft Wave and will continue to work with their customers as in the past. As a result, AGT does not expect to see attrition of the existing Soft Wave customers.

Going Concern

We have incurred net losses and cash used in operations of approximately $1.6 million and $289,000 for the three months ended September 30, 2014, respectively. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Although we began reporting revenues in the first quarter of calendar 2014, during the first quarter of fiscal 2015 we had yet to establish a consistent revenue base and we did not report any revenues for the three months ended September 30, 2014. As a result of the patent assignment and acquisition of the Soft Wave assets described elsewhere in this report, we expect to report revenues from operations on a consistent basis beginning in the second quarter of fiscal 2015.

Our total operating expenses for the three months ended September 30, 2014 consisted primarily of marketing, selling and administrative expenses, compensation, professional fees, consulting fees and general and administrative expenses. Included in our total operating expenses for the first quarter of fiscal 2015 was $1,278,000 of non-cash compensation associated with stock options granted to our management, employees and a board member during that period. Our total operating expenses for the three months ended September 30, 2014 excluding these non-cash expenses for which there were no comparable expenses in the 2013 period, increased 87% as compared to the three month ended September 30, 2013. Our operating expenses have increased which are primarily attributable to increases in:

•	marketing, selling and advertising expenses primarily related to demonstration expenses as well as general and administrative expenses, both of which reflect the continued development of our operations in 2015, and
•	consulting fees which includes both compensation paid to our executive officers and our non-management director under the terms of consulting agreements, as well as compensation paid to a former officer and director. These increased expenses are also the result of the continued development of our operations in 2015.

We expect our expenses in each of these areas to continue to increase during the remainder of fiscal 2015 and beyond as we expand our operations and begin generating consistent revenues. However, we are unable at this time to estimate the amount of the expected increases.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2014 we had working capital deficit of $548,537 as compared to working capital deficit of $236,409 at June 30, 2014. Our current assets at September 30, 2014, included cash, inventory and prepaid and other current assets. Prepaid and other current assets primarily represent approximately $10,000 in prepaid insurance which are being amortized over the terms of the agreements. Our current liabilities at September 30, 2014 includes accounts payable and accrued liabilities in the ordinary course of our business, as well as $100,000 in convertible notes payable. In January 2014 and February 2014 one of the lenders who is our principal stockholder loaned us these funds which we used for working capital. We issued the lenders 3% convertible promissory notes which are due on December 31, 2014. At the option of either the holder or our company, the principal and accrued interest is convertible in whole into shares of our common stock at a conversion price of $0.40 per share. We expect that these notes will be converted prior to the maturity date. In addition to these convertible notes, at November 6, 2014 we also owe a total of $498,490 under the 3% promissory notes which mature on July 1, 2015, including $223,359 due to related parties, which represent working capital loans made to us. We do not presently have sufficient funds to repay these obligations. As described earlier in this report, we need to raise approximately $600,000 of additional capital, a portion of which will be allocated to repay these obligations. While we do not have any commitments for this capital, we will seek to raise it though the sale of our equity securities in a private placement. If we are unable to raise the capital as needed, we will seek to restructure the payment terms of these obligations.

Net cash used in operating activities was approximately $289,000 for the three months ended September 30, 2014 as compared to approximately $166,000 for the three months ended September 30, 2013.

 During the three months ended September 30, 2014 period cash was used as follows:

•	net loss was approximately $1.6 million, and
•	a decrease in our prepaid expenses and other current assets of approximately $20,000 and an increase in our accounts payable and accrued expenses of approximately $4,000, partially offset by a
•	non-cash operating expenses of depreciation of approximately $3,000 and stock based compensation of approximately $1.3 million.
17

During the three months ended September 30, 2013 period cash was used as follows:

•	net loss was approximately $168,000, and
•	non-cash operating expenses of approximately $2,000.

Net cash provided by financing activities for the three months ended September 30, 2014 was approximately $292,000 as compared to approximately $121,000 for the three months ended September 30, 2013. During the three months ended September 30, 2014, we received proceeds of approximately $289,000 from the issuance of the 3% notes and related party advances of $3,000. During the three months ended September 30, 2013, these funds were primarily advances to us by our then parent company, and have subsequently been forgiven.

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

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Interim Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting reported in our Annual Report on Form 10-K for the year ended June 30, 2014.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None except as previously reported.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description

10.12	Asset Purchase Agreement dated October 31, 2014 by and among America Greener Technologies, Inc., AGT Soft Wave, Inc. and Soft Wave Innovations, Inc. (1)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*	filed herewith
(1)	Incorporated herein by reference to Exhibit 10.12 filed with the Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 6, 2014. Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. America Greener Technologies, Inc. agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America Greener Technologies, Inc.
November 14, 2014	By:	/s/ Michael C. Boyko
Michael C. Boyko, Chief Executive Officer

America Greener Technologies, Inc.
November 14, 2014	By:	/s/ Carrie Borgen
Carrie Borgen, Chief Financial Officer
20