Form 10-Q
period 2014-12-31
America Greener Technologies, Inc.
filed 2015-02-17
CIK 1403433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

(480) 664-3650
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
☐Yes ☒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  20,200,114 shares of common stock are issued and outstanding as of February 13, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our limited operating history and our ability to integrate new lines of business and new personnel,
●	our ability to continue as a going concern,
●	our history of losses and the expectation that our operating expenses will significantly increase,
●	the ability to raise working capital,
●	the limited public company experience of our management and directors,
●	the dependence on our executive officers,
●	our ability to develop and maintain effective internal controls,
●	our lack of various corporate governance standards and no independent directors,
●	the illiquid nature of our common stock,
●	registration rights we have granted a principal stockholder,
●	the ability of our board of directors to issue preferred stock without the approval of our stockholders,
●	dilution to our stockholders upon the conversion of 3% convertible notes; and
●	Federal regulations which may adversely impact the trading of our common stock.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “America Greener,” “we,” “our,” “us,” and similar terms refers to America Greener Technologies, Inc., a Nevada corporation formerly known as Osler Incorporated, and our subsidiaries America Greener Technologies Incorporated, an Arizona corporation which we refer to as “AGT” and AGT Soft Wave, Inc., a Nevada corporation which we refer to as “AGT Soft Wave.”  In addition, “second quarter of fiscal 2015” refers to the six months ended December 31, 2014, “second quarter fiscal 2014” refers to the six months ended December 31, 2013, “fiscal 2014” refers to the year ended June 30, 2014 and “fiscal 2015” refers to the year ending June 30, 2015.

Unless specifically set forth to the contrary, the information which appears on our website at www.americagreener.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.               Financial Statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$-	$24,885
Accounts receivable	222,130	-
Inventory	59,748	111,619
Prepaid expenses and other current assets	5,130	29,888

Total current assets	287,008	166,392

Other assets:
Property and equipment, net	50,840	49,641
Intangible assets, net	735,182	1,601
Deposit	3,500	3,500
Total other assets	789,522	54,742

Total assets	$1,076,530	$221,134

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$11,574	$-
Accounts payable and accrued liabilities	159,972	112,890
Convertible notes payable - related party	100,000	100,000
Notes payable	275,131	144,960
Notes payable - related party	223,359	44,951
Due to related party	20,000	-
Total current liabilities	790,036	402,801

Commitments and contingencies (Note 6)

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized: none shares issued and outstanding	-	-
Common stock, $0.001, 75,000,000 shares
authorized: 20,200,114 shares and 19,005,014 shares
issued and outstanding at December 31, 2014 and June 30, 2014, respectively	20,200	19,005
Additional paid in capital	3,834,085	1,398,160
Accumulated deficit	(3,567,791)	(1,598,832)
Total stockholders' deficit	286,494	(181,667)

Total liabilities and stockholders' deficit	$1,076,530	$221,134

See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	FOR THE SIX MONTHS	FOR THE SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013	DECEMBER 31, 2014	DECEMBER 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues - services	$475,257	$-	$475,257	$-

Cost of revenues - services	97,753	-	97,753	-

Gross profit	377,504	-	377,504	-

Operating expenses:
Amortization and Depreciation	28,965	1,996	32,302	3,992
Marketing, selling and advertising expenses	32,725	6,946	87,849	38,529
Compensation expense	374,018	24,978	1,682,474	26,375
Professional fees	75,753	21,314	134,247	22,214
Consulting fees	107,020	207,166	231,520	286,336
General and administrative	129,592	104,003	168,788	157,405
Total operating expenses	748,073	366,403	2,337,180	534,851

Loss from operations	(370,569)	(366,403)	(1,959,676)	(534,851)

Other expense
Interest expense	(4,925)	-	(9,283)	-
Total other expense	(4,925)	-	(9,283)	-

Loss before provision for income taxes	(375,494)	(366,403)	(1,968,959)	(534,851)

Provision for income taxes	-	-	-	-

Net loss	$(375,494)	$(366,403)	$(1,968,959)	$(534,851)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	19,791,081	15,000,000	19,398,048	15,000,000

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.02)	(0.02)	(0.10)	(0.04)

See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS	FOR THE SIX MONTHS
	ENDED	ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,968,959)	$(534,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	32,302	3,992
Stock based compensation	1,469,870	-

Changes in operating assets and liabilities
Accounts receivable	(222,130)	-
Inventory	60,244	(63,600)
Prepaid expenses and other current assets	24,758	(6,528)
Bank overdraft	11,574	-
Accounts payable and accrued liabilities	67,082	33,301
Net cash used in operating activities	(525,259)	(567,686)

Cash flows from investing activities:
Purchase of property and equipment	(8,205)	(900)
Net cash used in investing activities	(8,205)	(900)

Cash flows from financing activities:
Proceeds from notes payable	288,579	-
Proceeds from related party advances	23,000	-
Payments made for related party advances	(3,000)	-
Proceeds from related party equity contributions	-	523,255
Proceeds from issuance of common stock	200,000	-
Net cash provided by financing activities	508,579	523,255

Net decrease in cash	(24,885)	(45,331)

Cash at beginning of period	24,885	60,337

Cash at end of period	$-	$15,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issued a note payable to settle accounts payable	$20,000	$-
Issuance of common stock in connection with Asset Purchase Agreement	$767,250	$-

See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nature of Business

America Greener Technologies, Inc.’s (formerly Osler Incorporated) (the “Company”) was incorporated in the State of Nevada on July 30, 2004. The Company’s principal business is focused on marketing and selling Polarchem’s proprietary technology solutions in North America. The Company has a license agreement with Polarchem to sell Polarchem’s products (see Note 8). The Company’s primary product is AGT Polarchem chemistry that allows online cleaning of boiler tube and heat transfer surfaces to provide boiler optimization and combustion efficiency to a wide variety of customers including coal fired power plants, petroleum refineries, waste to energy facilities, biomass combustion processes, incinerators, fuel oil burners, naval vessels and other similar combustion processes. AGT Subsidiary (as hereinafter defined) was a former subsidiary of America Greener Technologies Corporation, a British Columbia company (“AGT Canada”).

On October 31, 2014 AGT Soft Wave, Inc. (“AGT Soft Wave”), a newly formed Nevada corporation that is a wholly-owned subsidiary of the Company, acquired certain assets from Soft Wave Innovations, Inc., an Arizona corporation (“Soft Wave”), in exchange for 775,000 shares of the Company’s common stock valued at $767,250 or $0.99 per share under the terms of an asset purchase agreement (the “Asset Purchase Agreement”) by and among the Company, AGT Soft Wave and Soft Wave. The assets that were acquired included customer contracts, trade names, inventory, tools and parts, and demonstration contracts related to the prior joint venture with Soft Wave.  The AGT Soft Wave’s principal business is focused on the development, manufacturing, marketing and servicing of certain water treatment technology related to an apparatus for generating a multi-vibrational field in worldwide residential, commercial and industrial markets including energy and power generation, petroleum and petrochemical, mining and mineral processing. The Company uses a certain patented technology that reduces and eliminates chemical water treatment which also helps reduce maintenance cost and conserve water.

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

At closing, the Company issued 15,000,000 shares of its common stock to the shareholders of AGT Subsidiary who obtained approximately 86% voting control and management control of the Company. The transaction was accounted for as a reverse acquisition and recapitalization of AGT Subsidiary whereby AGT Subsidiary is considered the acquirer for accounting purposes. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of AGT Subsidiary and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization (see Note 7).

Basis of presentation and going concern

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of December 31, 2014, and the results of operations and cash flows for the six months ended December 31, 2014 have been included. The results of operations for the six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the six months ended June 30, 2014, which are contained in the Company's Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on September 25, 2014. The consolidated balance sheet as of June 30, 2014 was derived from those financial statements.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $1,968,959 and $525,259, respectively, for the six months ended December 31, 2014.  Additionally the Company has an accumulated deficit of $3,567,791 and working capital deficit of $503,028 at December 31, 2014. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets, valuation of common stock issued for acquisition, stock based compensation and the useful life of property, equipment and intangible assets.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 31, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2014 and June 30, 2014, there is no allowance for doubtful accounts.

Inventory

Inventory, consisting of finished goods related to the Company’s products are stated at the lower of cost or market utilizing the first-in, first-out method.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $5,130 and $29,888 at December 31, 2014 and June 30, 2014, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for prepaid consulting fees and prepaid insurance which are being amortized over the terms of their respective agreements.

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets

Intangible assets include customer and demonstration contracts purchased and recorded based on the cost to acquire them. These assets are amortized over 5 years. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Goodwill and other intangible assets

In accordance with ASC 350-30-65, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;
2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended December 31, 2014 and 2013 respectively.

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

The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue for cleaning solution, equipment installation and cleaning services is recognized upon completion of the installation and cleaning services.

Revenue for services performed such as consulting and optimization services are recognized when services have been rendered.

Revenue from periodic maintenance service agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectability of the related receivable is probable.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of sales

The primary components of cost of sales include the cost of the product, and installation and service labor cost.

Concentration of supplier and customers

The Company purchases substantially all of its products from Polarchem which has manufacturing companies located in India and the UK (see Note 6 and 8).

During the six months ended December 31, 2014 sales to one customer represented approximately 89% of the Company’s net sales. As of December 31, 2014, the Company had one customer representing approximately 86% of gross accounts receivable.

Income taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The Company has filed its 2013, 2012, and 2011 income tax returns which remains subject to IRS examination.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were 2,100,000 options and no options outstanding as of December 31, 2014 and 2013, respectively. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

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

Marketing, selling and advertising

Marketing, selling and advertising are expensed as incurred. For the six months ended December 31, 2014 and 2013, such expenses were $87,849 and $38,529, respectively.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At December 31, 2014 and 2013, the Company has 2,350,000 and – 0 - potentially dilutive securities outstanding, respectively, in connection with the convertible notes (see Note 5) and stock options which were excluded from the diluted net loss per share computation as their effect would be anti-dilutive.

Recent accounting pronouncements

Accounting standards which were not effective until after December 31, 2014 are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2014	June 30, 2014

Demonstration equipment	5 years	$51,494	$51,494
Furniture and fixtures	5 years	7,747	7,747
Computer equipment	3 years	11,805	3,600
Warehouse equipment	3 years	900	900
Less: Accumulated depreciation		(21,106)	(14,100)
		$50,840	$49,641

For the six months ended December 31, 2014 and 2013, depreciation expense amounted to $7,006 and $3,992, respectively.

NOTE  3 – ACQUISITION OF ASSETS

On October 31, 2014 AGT Soft Wave, a wholly-owned subsidiary of the Company, acquired certain assets from Soft Wave Innovations Inc., a third party, in exchange for 775,000 shares of the Company’s common stock valued at $767,250 or $0.99 per share under the terms of the Asset Purchase Agreement by and among the Company, AGT Soft Wave and Soft Wave.  The fair value of the shares of the common stock were based on the quoted trading price on the closing date of the transaction. The assets that were acquired included customer contracts, trade names, inventory, tools and parts, and demonstration contracts related to the prior joint venture with Soft Wave. The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets acquired directly on the financial statements of the subsidiary, AGT Soft Wave.  The purchase price paid by the Company had been allocated to assets acquired on the records of the Company as follows:

Inventory	$8,373
Customer and demonstration contracts – intangible assets	758,877
Purchase price	$767,250

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE  3 – ACQUISITION OF ASSETS (continued)

The following table summarizes the unaudited pro forma consolidated results of operations as though the Company and acquisition of assets of Soft Wave had occurred on July 1, 2013:

	For the Six months Ended		For the Six months Ended
	December 31, 2014		December 31, 2013
	As Reported	Pro Forma	As Reported	Pro Forma

Net Revenues	$475,257	$615,392	$-	$274,024
Loss from operations	(1,959,676)	(2,016,702)	(534,851)	(595,471)
Net Loss	(1,968,959)	(2,025,803)	(534,851)	(595,471)
Loss per common share:
Basic	$(0.10)	$(0.10)	$(0.04)	$(0.03)
Diluted	$(0.10)	$(0.10)	$(0.04)	$(0.03)

The unaudited pro forma consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if the Company and acquisition of assets of Soft Wave had been completed at the beginning of fiscal year 2014, or results that may be obtained in any future period.

NOTE  4 – INTANGIBLE ASSETS

Intangible assets include trademarks and purchased customer and demonstration contracts which are recorded based on their acquisition cost and consisted of the following:

December 31, 2014

Customer and demonstration contracts	$758,877
Trademarks	1,601
Accumulated amortization	(25,296)
Intangible assets, net	$735,182

Amortization of customer and demonstration contracts is included in operating expenses as reflected in the accompanying consolidated statements of operations. Trademarks are not amortized due to their indeterminable life.

Amortization expense for the six months ended December 31, 2014 and 2013 was $25,296 and $0, respectively. Future amortization of intangible assets, net is as follows:

2015	$151,775
2016	151,775
2017	151,775
2018	151,775
2019	126,481
Total	$733,581

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE  5 – NOTES PAYABLE

Convertible notes payable – related party

In March 2014 prior to the recapitalization, AGT Subsidiary issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Subsidiary in payment of advances made in January 2014 and February 2014. Additionally, the note holders are majority stockholders of the Company. These notes were to mature on June 30, 2014 but were extended to December 31, 2014, and are convertible at any time at either the option of the holder or AGT Subsidiary into shares of AGT Subsidiary’s common stock at a conversion price of $0.40 per share. Following the closing of the recapitalization on March 19, 2014, by the terms of the notes these are now convertible into shares of the Company’s common stock at $0.40 per share. At December 31, 2014, the Company had $2,408 in accrued interest on the notes. On December 30, 2014, the maturity date has been extended to July 2015.

At December 31, 2014, the principal amounts of these notes amounted to $100,000. The Company has determined that there was no beneficial conversion feature associated with these notes as the conversion price of the notes was higher than the fair value of the Company’s common stock based on a sales transaction that occurred in March 2014.

Promissory notes (including related party)

Between April 2014 and September 2014, the Company issued 3% promissory notes in the aggregate principal amount of $498,490. One of the note holders is a principal stockholder of the Company. These notes mature on July 1, 2015 and may be prepaid in whole or in part without any penalty. These notes were used for working capital purposes. At December 31, 2014, the Company had $6,818 in accrued interest on these promissory notes.

Notes payable consisted of the following:

	December 31, 2014	June 30, 2014
Notes payable – unrelated party	$275,131	$144,960
Note payable – related party	223,359	44,951
Total notes payable	$498,490	$189,911

NOTE 6 – RELATED PARTY TRANSACTIONS

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

In January 2013, the Company entered into three independent contractor agreements with Mr. Michael Boyko, the Company’s Chief Executive Officer, Energistics Consulting, LLC, a company owned by the Company’s Chief Operating Officer, and Mr. James Mack (see Note 8).

In January 2014, the Company’s COO provided advances to AGT Subsidiary for working capital purposes for $5,000. The advance was due on demand and interest free. This advance was paid by the end of January 2014. In May 2014, the Company’s COO provided additional advances to the Company for working capital purposes for $10,000. The second advance was due on demand and bore 3% interest. The second advance was paid on May 16, 2014 in the amount of $10,300 which included interest of $300.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

In March 2014, AGT Subsidiary issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Subsidiary in payment of advances made in January 2014 and February 2014. Additionally, one of the note holders is a principal stockholder of the Company (see Note 5).

Between April 2014 and September 2014, the Company issued a 3% promissory note in the principal amount of $223,359 to a principal stockholder of the Company (see Note 5).

In September 2014, the Company’s COO provided advances to AGT Subsidiary for working capital purposes for $3,000. The advance was due on demand and interest free. The advances were paid back in November 2014.

In November 2014, the Company’s CFO provided advances to AGT Soft Wave for working capital purposes for $20,000. The advance was due on demand and interest free.

NOTE 7 – STOCKHOLDER’S DEFICIT

Common stock

On October 31, 2014 AGT Soft Wave, a wholly-owned subsidiary of the Company, acquired certain assets from Soft Wave Innovations Inc., a third party, in exchange for 775,000 shares of the Company’s common stock valued at $767,250 or $0.99 per share under the terms of the Asset Purchase Agreement by and among the Company, AGT Soft Wave and Soft Wave. The fair value of the shares of the common stock were based on the quoted trading price on the date of closing.

On November 1, 2014, the Company sold 400,000 shares of the Company’s common stock and received net proceeds of $200,000 or $0.50 per share.

In November 2014, the Company issued 20,100 shares of its common stock at $0.50 per common share to a consultant as payment for accounting services rendered. The Company valued these common shares at the fair value of $0.50 per common share based on the sale of common stock in a private placement at $0.50 per common share. In connection with issuance of these common shares, the Company recorded stock-based accounting fees of $10,050.

Stock options

On August 28, 2014, the Company granted an aggregate of 1,800,000 five year options to purchase shares of common stock under the Company’s 2014 Equity Compensation Plan to three officers of the Company, four employees of the Company and one consultant. The options vest immediately on the date of grant and are exercisable at $0.60 per share. The 1,800,000 options were valued on the grant date at approximately $0.71 per option or a total of $1,278,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.80 per share (based on the quoted trading prices on the date of grant), volatility of 135% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.63%. In connection with the stock option grant, the Company recorded stock based compensation and consulting for the six months ended December 31, 2014 of $1,278,000.

On October 1, 2014 Ms. Carrie Borgen was appointed Chief Financial Officer of the Company and was granted 300,000 five year options to purchase shares of common stock under the Company’s 2014 Equity Compensation Plan. The options vest immediately on the date of grant and are exercisable at $0.70 per share. The 300,000 options were valued on the grant date at approximately $0.61 per option or a total of $181,820 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.70 per share (based on the quoted trading price on the date of grant), volatility of 132% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.69%.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 7 – STOCKHOLDER’S DEFICIT (continued)

A summary of the stock options and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
June 30, 2014	-	-	-
Granted	2,100,000	0.61	5.00
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at December 31, 2014	2,100,000	$0.61	4.67

Options exercisable at December 31, 2014	2,100,000	$0.61
Options expected to vest	-

Weighted average fair value of options granted during the six months ended December 31, 2014			$0.70

Stock options outstanding at December 31, 2014 as disclosed in the above table have no intrinsic value at the end of the period. There were no unrecognized option cost as of December 31, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

In September 2014, the terms of the consulting agreement with Mr. Boyko, our Chief Executive Officer, were orally modified pursuant to which the compensation payable under the agreement was increased from $10,000 per month to $12,000 per month.  In addition, in September 2014 the terms of a consulting agreement with Energistics Consulting LLC, a company owned by Mr. Rick Barbosa, an executive officer of our company, were orally modified pursuant to which the compensation payable under the agreement was increased from $8,000 per month to $12,000 per month.

These agreements contain customary confidentiality provisions and may be terminated by either party upon 30 days’ notice. Upon the closing of the Share Exchange Agreement on March 19, 2014, Michael C. Boyko, Ricardo A. Barbosa and James Mack were appointed as the new board of directors and new officers of the Company. Following the closing, Mr. Boyko was also appointed as Chief Executive Officer and President of the Company and Mr. Barbosa was appointed Chief Operating Officer and Secretary of the Company.

General agreement

In November 2011, AGT Canada, the Company’s former parent, entered into a general agreement and contract (the “Original Agreement”) with Polarchem Associated Limited, Polarchem International Limited and the shareholders of those companies (collectively the “Polarchem”).  The Company was formed to market and sell Polarchem's proprietary technology solutions in North America under the terms of this agreement. AGT Canada agreed to act for Polarchem as its exclusive sales and service distributors in the United States, Canada and Mexico.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$204,600	$39,600	$118,800	$46,200	-
Total	$204,600	$39,600	$118,800	$46,200	$-

Rent expense was $27,324 and $20,404 for the six months ended December 31, 2014 and 2013, respectively.

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

In lieu of pursuing the relationship with Soft Wave under the joint venture structure, on October 31, 2014 AGT Soft Wave, a wholly-owned subsidiary of the Company, acquired certain assets from Soft Wave, in exchange for 775,000 shares of the Company’s common stock valued at $767,250 or $0.99 per share under the terms of an asset purchase agreement by and among the Company, AGT Soft Wave and Soft Wave.  The fair value of the shares of the common stock were based on the quoted trading price on the date of grant. The assets that were acquired included customer contracts, trade names, inventory, tools and parts, and demonstration contracts related to the prior joint venture with Soft Wave.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Patent Assignment

In July 2014, Gary Dean Wilson and Michael Dean Brown, the inventors of certain patented technology used by Soft Wave, assigned all of their right title and interest in and to that certain U.S. Patent No. 8,477,003, Serial No. 13/262.227 for apparatus for generating a multi-vibrational field to the Company in exchange for the payment of royalties. In September 2014, the Company agreed to pay a royalty of an aggregate of 5% to Mr. Wilson and Mr. Brown based on annual gross sales income related to the patent. Payment of royalty shall be on the 15th of the month following the receipt of the associated sales. The royalty shall have a maximum payout of $20 million. In October 2014, the Company orally re-negotiated the payments terms whereby the royalty has increased to 6% and royalties will be paid to Mr. Wilson, Mr. Brown and a few other key Soft Wave associates The Company expects to enter into a written agreement memorializing the current terms during fiscal 2015.  During the six months ended December 31, 2014, the Company recorded royalty expense of $3,000. As of December 31, 2014, the Company has accrued royalty expense of $3,000 in connection with the patent assignment.

NOTE 9 – SUBSEQUENT EVENTS

In January 2015, the Company’s CFO provided advances to the Company for working capital purposes totaling $40,000. The advances are due on demand and interest free.

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended December 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Overview

We focus on process improvement technologies for the power, petrochemical and heavy industrial market place. We sell a proprietary technology for which we hold a 30-year exclusive license for the U.S., Canada and Mexico   that allow soft online cleaning of industrial boiler heat transfer surfaces. This online cleaning allows users to optimize their boiler system thereby reducing fuel consumption while also decreasing pollution and long-term degradation of their equipment. Our target market includes coal fired power plants, petroleum refineries, waste to energy facilities, biomass facilities, incinerators and other similar combustion operations.  In July 2014, we were assigned the exclusive patent rights to an apparatus for generating a multi-vibrational field by the inventors and holders of the patent in exchange for the payment of royalty payments.  This patent was the basis of certain proprietary technology offered by AGT Soft Wave which enables power plants to run their cooling towers chemical free while meeting cooling tower operational and environmental requirements to control scale and minerals as well as harmful bacteria, and, simultaneously delivering substantial reductions in water consumption.  This technology treats the water and eliminates the need to use chemicals to control scaling and biofilm; improves water clarity; and, reduces the chemical residue of pollution related phosphates and nitrates in the water. AGT Soft Wave has continued to service the customers according to their previous contracts since the acquisition of those customer agreements in October 2014.

Although we do not have any commitments for capital expenditures, we will need to initially raise approximately $600,000 of additional capital to provide funding for marketing and sales, Polarchem inventory, our operating infrastructure, fund the additional costs of our public company reporting obligations and satisfy our obligations as they become due.  To date, we have been principally dependent upon advances and loans from related parties to fund our operations and at December 31, 2014 we owe those related parties an aggregate of approximately $343,000. In addition, we have borrowed an additional $275,000 as of November 6, 2014 from third parties under promissory notes which mature in July 2015. On November 1, 2014, we received gross proceeds of $200,000 from the sale of shares of our common stock in a private transaction.  Subsequent to December 31, 2014, we borrowed an additional $40,000 from our Chief Financial Officer.  Given the small size of our company, the early stage of our operations, we may find it difficult to raise sufficient capital to meet our needs. If we are unable to access capital as needed, our ability to grow our company is in jeopardy and absent a significant increase in our revenues, we may be unable to continue as a going concern.

AGT’s acquisition of the Soft Wave Customer Service Agreements has resulted in increased sales opportunities via cross-selling opportunities between existing and targeted AGT and Soft Wave customers. The Soft Wave Customer Service Agreements have provided AGT with an additional $30,000 per month in consistent recurring revenues. These agreements have been in place for several years with virtually no attrition. The technicians and sales team previously servicing the Soft Wave accounts have been hired as employees of AGT Soft Wave and continue to service customers that existed at the time of the acquisition. Since the acquisition, several new customers have been added or expanded by the existing sales team.  AGT is in the process of identifying additional sales personnel as well as commission-based outside sales representatives to continue to grow the AGT Soft Wave.

Going Concern

We have incurred net losses of approximately $1.97 million for the six months ended December 31, 2014, have no cash at December 31, 2014 and a working capital deficit of approximately $503,000. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our revenues for the three and six months ended December 31, 2014 were substantially related to the completion of services associated with an online cleaning technology demonstration that included mobilization, de-mobilization, labor and chemistry. These services were rendered by us under a three year, open service agreement. Our client may request our services (as needed) during this term.  We expect to add an additional customer under similar terms generating comparable revenues during the balance of fiscal 2015.

Additionally, as a result of the patent assignment and acquisition of the Soft Wave assets described elsewhere in this report, during the three and six months ended December 31, 2014 we reported revenues of $54,460 for both periods, or approximately 11% of our net revenues for these periods, from our AGT Soft Wave operations.  We are expecting AGT Soft Wave revenues to increase during the balance of fiscal 2015 as a result of adding new customers and further penetrating existing customers.

Our cost of sales includes the cost of the product and labor cost. The cost of sales is not expected to change substantially during the balance of fiscal 2015 although we do believe we are underpriced given the savings our products provide to our customers.  We continue to evaluate what the market price should be for our products and believe may increase our prices during fiscal 2015 or beyond as the value continues to be proven via internal data collection, third party testing and customer testimonials.

Our total operating expenses for the three and six months ended December 31, 2014 consisted primarily of marketing, selling and administrative expenses, compensation, professional fees, consulting fees and general and administrative expenses.  Included in our total operating expenses for the six months ended December 31, 2014 was approximately $1,469,000 of non-cash compensation associated with stock options granted to our management, employees and a board member during that period.  Our total operating expenses for the six months ended December 31, 2014 excluding these non-cash expenses for which there were no comparable expenses in the 2013 period, increased 335% as compared to the six month ended December 31, 2013. Our operating expenses have increased which are primarily attributable to increases in:

●
marketing, selling and advertising expenses primarily related to demonstration expenses as well as general and administrative expenses, both of which reflect the continued development of our operations in 2015, and

●
compensation fees increased as a result of the hiring of new employees of our subsidiary, AGT Soft Wave operations as well as the hiring of our new CFO in October 2014. These increased expenses are also the result of the continued development of our operations in 2015.

We expect our expenses in each of these areas to continue to increase during the remainder of fiscal 2015 and beyond as we expand our operations and begin generating consistent revenues. However, we are unable at this time to estimate the amount of the expected increases.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2014, we had working capital deficit of $503,028 as compared to working capital deficit of $236,409 at June 30, 2014. At December 31, 2014 we had $0 in cash and a bank overdraft of approximately $11,600.  Our current assets at December 31, 2014 increased by approximately 72% from December 31, 2014 and included accounts receivable, net, inventory and prepaid and other current assets. Prepaid and other current assets primarily represent approximately $5,000 in prepaid insurance which are being amortized over the terms of the agreements. Accounts receivable, net primarily represents amounts due us under service agreement we acquired in October 2014 as part of our acquisition of assets from Soft Wave described elsewhere in this report.  Our inventory declined 42% at December 31, 2014 from June 30, 2014 primarily as a result of servicing the Power of New Mexico.  These chemicals have not been replaced.

Our current liabilities at December 31, 2014 increased by 96% from June 30, 2014 and included our bank overdraft, accounts payable and accrued liabilities in the ordinary course of our business, as well as $598,490 in notes payable and due to related party. All of these notes mature in July 2015.  Included in these obligations are convertible notes in the principal amount of $100,000. At the option of either the holder or our company, the principal and accrued interest is convertible in whole into shares of our common stock at a conversion price of $0.40 per share. We expect that these notes will be converted prior to the maturity date. Additionally, between November 2014 and January 2015 our CFO provided advances to us for a total of $60,000 for working capital purposes. These advances are due on demand and bear no interest. We do not presently have sufficient funds to repay these obligations. As described earlier in this report, we need to raise approximately $600,000 of additional capital, a portion of which will be allocated to repay these obligations. While we do not have any commitments for this capital, we will seek to raise it though the sale of our equity securities in a private placement. If we are unable to raise the capital as needed, we will seek to restructure the payment terms of these obligations.

Net cash used in operating activities was approximately $525,000 for the six months ended December 31, 2014 as compared to approximately $568,000 for the six months ended December 31, 2013.

During the six months ended December 31, 2014 period cash was used as follows:

●	net loss was approximately $1.97 million , and
●	An increase in our accounts receivable of approximately $222,000 , and

●
a decrease in our inventory, prepaid expenses and other current assets of approximately $85,000 and an increase in our bank overdraft, accounts payable and accrued expenses of approximately $70,000, partially offset by a

●	non-cash operating expenses of amortization and depreciation of approximately $32,000 and stock based compensation of approximately $1.5 million.

During the six months ended December 31, 2013 period cash was used as follows:

●	net loss was approximately $535,000,
●	a decrease in our inventory and prepaid expenses of approximately $70,000 and an increase in our accounts payable of approximately $33,000 ;and

●	non-cash operating expenses of approximately $4,000.

Net cash used in investing activities which relates to the purchase of property and equipment for the six months ended December 31, 2014 was approximately $8,000 as compared to approximately $900 for the six months ended December 31, 2013.

Net cash provided by financing activities for the six months ended December 31, 2014 was approximately $509,000 as compared to approximately $523,000 for the six months ended December 31, 2013. During the six months ended December 31, 2014, we received proceeds of approximately $289,000 from the issuance of the 3% notes, $200,000 from the issuance of our common stock and related party advances of $23,000. During the six months ended December 31, 2013, these funds were primarily advances to us by our then parent company, and have subsequently been forgiven.

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

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

On November 29, 2014, the Company issued 20,100 shares of its common stock valued at $0.50 per share to a consultant as payment for accounting services rendered. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information on the Company.  The issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of the act.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.               Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.               Other Information.

As previously reported, in January 2014 and February 2014, two principal stockholders lent us an aggregate of $100,000. The notes are unsecured and the principal and accrued interest was initially due on June 30, 2014. In August 2014, effective June 30, 2014, the lenders extended the due dates of the notes until December 31, 2014. On December 30, 2014, the maturity date has been further extended to July 2015. A copy of the form of extension dated December 30, 2014 is filed as Exhibit 10.15 to this report.

Item 6.               Exhibits.

No.	Description

10.13	Form of note extension dated December 30, 2014 *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America Greener Technologies, Inc.

February 16, 2015	By:	/s/ Michael C. Boyko
Michael C. Boyko
Chief Executive Officer

America Greener Technologies, Inc.

February 16, 2015	By:	/s/ Carrie Borgen
Carrie Borgen
Chief Financial Officer