Form 10-Q
period 2015-03-31
America Greener Technologies, Inc.
filed 2015-05-15
CIK 1403433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
☒Yes ☐No

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  20,384,848 shares of common stock are issued and outstanding as of May 12, 2015.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.  We qualify all of our forward-looking statements by these cautionary statements including those made in this report, our Annual Report on Form 10-K for the transition period ended June 30, 2014 and our other filings with the Securities and Exchange Commission.  Other sections of this report include additional factors which could adversely impact our business and financial performance.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “America Greener,” “we,” “our,” “us,” and similar terms refers to America Greener Technologies, Inc., a Nevada corporation formerly known as Osler Incorporated, and our subsidiaries America Greener Technologies Incorporated, an Arizona corporation which we refer to as “AGT” and AGT Soft Wave, Inc., a Nevada corporation which we refer to as “AGT Soft Wave.”  In addition, “third quarter of fiscal 2015” refers to the three months ended March 31, 2015, “third quarter fiscal 2014” refers to the three months ended March 31, 2014, “fiscal 2014” refers to the year ended June 30, 2014 and “fiscal 2015” refers to the year ending June 30, 2015.

Unless specifically set forth to the contrary, the information which appears on our website at www.americagreener.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.               Financial Statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$8,725	$24,885
Accounts receivable	57,557	-
Inventory	51,093	111,619
Prepaid expenses and other current assets	22,133	29,888

Total current assets	139,508	166,392

Other assets:
Property and equipment, net	60,835	49,641
Intangible assets, net	697,238	1,601
Deposit	3,500	3,500
Total other assets	761,573	54,742

Total assets	$901,081	$221,134

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$216,381	$112,890
Convertible notes payable - related party	100,000	100,000
Notes payable	275,131	144,960
Notes payable - related party	223,359	44,951
Loans payable	50,000	-
Due to related parties	92,500	-
Total current liabilities	957,371	402,801

Commitments and contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized: none shares issued and outstanding	-	-
Common stock, $0.001, 75,000,000 shares
authorized: 20,384,848 shares and 19,005,014 shares
issued and outstanding at March 31, 2015 and June 30, 2014, respectively	20,385	19,005
Additional paid in capital	4,293,538	1,398,160
Accumulated deficit	(4,370,213)	(1,598,832)
Total stockholders' deficit	(56,290)	(181,667)

Total liabilities and stockholders' deficit	$901,081	$221,134

See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	FOR THE NINE MONTHS	FOR THE NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	MARCH 31, 2015	MARCH 31, 2014	MARCH 31, 2015	MARCH 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues - services	$161,131	$114,619	$636,388	$114,619

Cost of revenues - services	45,652	33,366	143,405	58,737

Gross profit	115,479	81,253	492,983	55,882

Operating expenses:
Amortization and Depreciation	42,115	2,041	74,417	6,033
Marketing, selling and advertising expenses	37,696	4,080	125,545	42,609
Compensation expense	509,304	44,710	2,191,778	71,084
Professional fees	28,916	51,769	163,163	73,882
Consulting fees	211,940	166,650	443,460	452,986
General and administrative	83,441	63,485	252,229	195,621
Total operating expenses	913,412	332,735	3,250,592	842,215

Loss from operations	(797,933)	(251,482)	(2,757,609)	(786,333)

Other expense
Interest expense	(4,489)	(117)	(13,772)	(117)
Total other expense	(4,489)	(117)	(13,772)	(117)

Loss before provision for income taxes	(802,422)	(251,599)	(2,771,381)	(786,450)

Provision for income taxes	-	-	-	-

Net loss	$(802,422)	$(251,599)	$(2,771,381)	$(786,450)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	20,270,674	15,528,502	19,684,677	15,173,596

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.04)	(0.02)	(0.14)	(0.05)

See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS	FOR THE NINE MONTHS
	ENDED	ENDED
	MARCH 31, 2015	MARCH 31, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,771,381)	$(786,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	74,825	6,033
Stock based compensation	1,837,141	-

Changes in operating assets and liabilities
Accounts receivable	(57,557)	-
Inventory	68,899	(42,330)
Prepaid expenses and other current assets	7,755	(21,686)
Accounts payable and accrued liabilities	123,491	44,391
Net cash used in operating activities	(716,827)	(800,042)

Cash flows from investing activities:
Purchase of property and equipment	(22,779)	(900)
Net cash used in investing activities	(22,779)	(900)

Cash flows from financing activities:
Proceeds from notes payable	288,579	100,000
Proceeds from loan payable	50,000	-
Proceeds from related party advances	95,500	689,158
Payments made for related party advances	(3,000)	-
Proceeds from issuance of common stock	292,367	1,500
Net cash provided by financing activities	723,446	790,658

Net decrease in cash	(16,160)	(10,284)

Cash at beginning of period	24,885	60,337

Cash at end of period	$8,725	$50,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Contributed capital in connection with the forgiveness of related party advances	$-	$1,367,164
Issued a note payable to settle accounts payable	$20,000	$-
Issuance of common stock in connection with Asset Purchase Agreement	$767,250	$-

See accompanying notes to the unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

Basis of presentation and going concern

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2015, and the results of operations and cash flows for the three and nine months ended March 31, 2015 have been included. The results of operations for the nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of approximately $2.8 million and $717,000, respectively, for the nine months ended March 31, 2015.  Additionally the Company has an accumulated deficit of approximately $4.4 million and working capital deficit of $818,000 at March 31, 2015. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets, valuation of common stock issued for acquisition, stock based compensation and the useful life of property, equipment and intangible assets.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of March 31, 2015, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2015 and June 30, 2014, there is no allowance for doubtful accounts.

Inventory

Inventory, consisting of finished goods related to the Company’s products are stated at the lower of cost or market utilizing the first-in, first-out method.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $22,133 and $29,888 at March 31, 2015 and June 30, 2014, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for prepaid consulting fees and prepaid insurance which are being amortized over the terms of their respective agreements.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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
MARCH 31, 2015

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended March 31, 2015 and 2014 respectively.

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
MARCH 31, 2015

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

During the nine months ended March 31, 2015 sales to one customer represented approximately 72% of the Company’s net sales. During the three months ended March 31, 2015 sales to four customer (15%, 18%, 13% and 18%) represented approximately 65% of the Company’s net sales. As of March 31, 2015, the Company had three customers (11%, 27%, and 21%) representing approximately 59% of gross accounts receivable.

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

The Company follows the provision of the ASC 740-10 related to "Accounting for Uncertain Income Tax Positions." When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The Company has filed its 2013, 2012, and 2011 income tax returns which remains subject to IRS examination. The Company has not yet filed its 2014 income tax returns and maybe subject to penalties and interest fines. The Company is in the process of filing the 2014 tax returns.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were 2,400,000 options and no options outstanding as of March 31, 2015 and 2014, respectively. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

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

Marketing, selling and advertising

Marketing, selling and advertising are expensed as incurred. For the nine months ended March 31, 2015 and 2014, such expenses were $125,545 and $42,609, respectively.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At March 31, 2015 and 2014, the Company had 2,950,000 and - 0 - potentially dilutive securities outstanding, respectively, in connection with the convertible notes (see Note 5) and stock options which were excluded from the diluted net loss per share computation as their effect would be anti-dilutive.

Recent accounting pronouncements

Accounting standards which were not effective until after March 31, 2015 are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2015	June 30, 2014

Demonstration equipment	5 years	$51,494	$51,494
Furniture and fixtures	5 years	7,747	7,747
Computer equipment	3 years	11,805	3,600
Water treatment equipment	3 years	10,074	-
Warehouse equipment	3 years	900	900
Vehicle	5 years	4,500	-
Less: Accumulated depreciation		(25,685)	(14,100)
		$60,835	$49,641

For the nine months ended March 31, 2015 and 2014, depreciation expense amounted to $11,585 and $6,033, respectively.  Depreciation for the water treatment equipment has been included in cost of revenues which amounted to $408 for the nine months ended March 31, 2015.

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

Inventory	$8,373
Customer and demonstration contracts – intangible assets	758,877
Purchase price	$767,250

NOTE 3 – ACQUISITION OF ASSETS (continued)

The following table summarizes the unaudited pro forma consolidated results of operations as though the Company and acquisition of assets of Soft Wave had occurred on July 1, 2013:

	For the Nine months ended		For the Nine months ended
	March 31, 2015		March 31, 2014
	As Reported	Pro Forma	As Reported	Pro Forma

Net Revenues	$636,388	$776,523	$114,619	$568,555
Loss from operations	(2,757,609)	(2,814,722)	(786,333)	(787,299)
Net Loss	(2,771,381)	(2,828,311)	(786,450)	(787,415)
Loss per common share:
Basic	$(0.14)	$(0.14)	$(0.05)	$(0.05)
Diluted	$(0.14)	$(0.14)	$(0.05)	$(0.05)

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets include trademarks and purchased customer and demonstration contracts which are recorded based on their acquisition cost and consisted of the following:

March 31, 2015

Customer and demonstration contracts	$758,877
Trademarks	1,601
Accumulated amortization	(63,240)
Intangible assets, net	$697,238

Amortization of customer and demonstration contracts is included in operating expenses as reflected in the accompanying consolidated statements of operations. Trademarks are not amortized due to their indeterminable life.

Amortization expense for the nine months ended March 31, 2015 and 2014 was $63,240 and $0, respectively. Future amortization of intangible assets, net is as follows:

2015	$113,831
2016	151,775
2017	151,775
2018	151,775
2019	126,481
Total	$695,637

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5 – LOAN AND NOTES PAYABLE

Loan payable

In March 2015, an unrelated party loaned a total of $50,000 to the Company. This loan is non-interest bearing and is due on demand. The proceeds were used for working capital purposes. As of March 31, 2015, loan payable amounted to $50,000.

Convertible notes payable – related party

In March 2014 prior to the recapitalization, AGT Subsidiary issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Subsidiary in payment of advances made in January 2014 and February 2014. Additionally, the note holders are majority stockholders of the Company. These notes were to mature on June 30, 2014 but were extended to December 31, 2014, and are convertible at any time at either the option of the holder or AGT Subsidiary into shares of AGT Subsidiary’s common stock at a conversion price of $0.40 per share. Following the closing of the recapitalization on March 19, 2014, by the terms of the notes these are now convertible into shares of the Company’s common stock at $0.40 per share. At March 31, 2015, the Company had $3,158 in accrued interest on the notes. On December 30, 2014, the maturity date has been extended to July 2015.

At March 31, 2015, the principal amounts of these notes amounted to $100,000. The Company has determined that there was no beneficial conversion feature associated with these notes as the conversion price of the notes was higher than the fair value of the Company’s common stock based on a sales transaction that occurred in March 2014.

Promissory notes (including related party)

Between April 2014 and September 2014, the Company issued 3% promissory notes in the aggregate principal amount of $498,490. One of the note holders is a principal stockholder of the Company. These notes mature on July 1, 2015 and may be prepaid in whole or in part without any penalty. These notes were used for working capital purposes. At March 31, 2015, the Company had $10,557 in accrued interest on these promissory notes.

Notes payable consisted of the following:

	March 31, 2015	June 30, 2014
Notes payable – unrelated party	$275,131	$144,960
Note payable – related party	223,359	44,951
Total notes payable	$498,490	$189,911

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

  NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

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

Between September 2014 and March 2015, the Company’s COO provided advances to AGT Subsidiary for working capital purposes for $18,000. The advance was due on demand and interest free. The Company paid back $3,000 in November 2014 leaving a balance of $15,000 as of March 31, 2015.

Between November 2014 and March 2015, the Company’s CFO provided advances to the subsidiaries of the Company for working capital purposes for $75,000. The advance totaling $7,500 at March 31, 2015 was due on demand and interest free.

In March 2015, the Company’s CEO provided advances to the subsidiaries of the Company for $2,500 for working capital purposes. The advance totaling $2,500 at March, 31 2015 was due on demand and interest free.

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

Between November 2014 and February 2015, the Company sold 584,734 shares of the Company’s common stock and received net proceeds of $292,367 or $0.50 per share.

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 7 – STOCKHOLDER’S DEFICIT (continued)

Stock options

On August 28, 2014, the Company granted an aggregate of 1,800,000 five year options to purchase shares of common stock under the Company’s 2014 Equity Compensation Plan to three officers of the Company, four employees of the Company and one consultant. The options vest immediately on the date of grant and are exercisable at $0.60 per share. The 1,800,000 options were valued on the grant date at approximately $0.71 per option or a total of $1,278,000 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.80 per share (based on the quoted trading prices on the date of grant), volatility of 135% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.63%. In connection with the stock option grant, the Company recorded stock based compensation and consulting for the nine months ended March 31, 2015 of $1,278,000.

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

On March 5, 2015 the Company granted 300,000 five year options to purchase shares of common stock under the Company’s 2014 Equity Compensation Plan to the Chief Technology Officer of the Company. The options vest immediately on the date of grant and are exercisable at $0.70 per share. The 300,000 options were valued on the grant date at approximately $0.61 per option or a total of $183,635 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.70 per share (based on the quoted trading price on the date of grant), volatility of 115% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.66%.

On March 9, 2015 the Company granted a newly appointed board of director of the Company 300,000 five year options to purchase shares of common stock under the Company’s 2014 Equity Compensation Plan. The options vest immediately on the date of grant and are exercisable at $0.70 per share. The 300,000 options were valued on the grant date at approximately $0.61 per option or a total of $183,636 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.70 per share (based on the quoted trading price on the date of grant), volatility of 115% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.66%.

A summary of the stock options and changes during the period are presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
June 30, 2014	-	-	-
Granted	2,700,000	0.63	5.00
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2015	2,700,000	$0.63	4.54

Options exercisable at March 31, 2015	2,700,000	$0.63
Options expected to vest	-

Weighted average fair value of options granted during the nine months ended March 31, 2015			$0.68

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 7 – STOCKHOLDER’S DEFICIT (continued)

Stock options outstanding at March 31, 2015 as disclosed in the above table have approximately $585,000 intrinsic value at the end of the period. There were no unrecognized option cost as of March 31, 2015.

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

 Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$194,700	$39,600	$118,800	$36,300	-
Total	$194,700	$39,600	$118,800	$36,300	$-

Rent expense was $38,009 and $30,680 for the nine months ended March 31, 2015 and 2014, respectively.

Patent Assignment

In July 2014, Gary Dean Wilson and Michael Dean Brown, the inventors of certain patented technology used by Soft Wave, assigned all of their right title and interest in and to that certain U.S. Patent No. 8,477,003, Serial No. 13/262.227 for apparatus for generating a multi-vibrational field to the Company in exchange for the payment of royalties. In September 2014, the Company agreed to pay a royalty of an aggregate of 5% to Mr. Wilson and Mr. Brown based on annual gross sales income related to the patent. Payment of royalty shall be on the 15th of the month following the receipt of the associated sales. The royalty shall have a maximum payout of $20 million. In October 2014, the Company orally re-negotiated the payments terms whereby the royalty has increased to 6% and royalties will be paid to Mr. Wilson, Mr. Brown and a few other key Soft Wave associates The Company expects to enter into a written agreement memorializing the current terms during fiscal 2015.  During the nine months ended March 31, 2015, the Company recorded royalty expense of $10,600. As of March 31, 2015, the Company has accrued royalty expense of $10,600 in connection with the patent assignment.

NOTE 9 – SUBSEQUENT EVENTS

On May 11, 2015 the Board of Directors of the Company ratified the prior execution of a Consulting Agreement dated April 6, 2015 with Emmanuel Kouyoumdjian pursuant to which Mr. Kouyoumdjian was engaged to assist us with a variety of services including the introduction to financial relations companies and other financial services, stockholder relations, and introduction to FINRA member firms.  The initial term of the agreement is six months and it may be renewed upon the mutual consent of the parties.  As compensation for the initial term, the Company agreed to issue him 100,000 shares of the Company’s common stock for $100, valued at $85,000, and agreed to pay him $2,500 per month and to reimburse him for his expenses.  If the Company has not terminated the agreement after the initial six months, the Company agreed to issue him an additional 100,000 shares of the Company’s common stock for $100.

On April 30, 2015 the Company granted an aggregate of 300,000 five year options to purchase shares of common stock under the Company’s 2014 Equity Compensation Plan to a newly appointed Board of Director of the Company. The options vest immediately on the date of grant and are exercisable at $0.70 per share. The 300,000 options were valued on the grant date at approximately $0.70 per option or a total of $210,762 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.85 per share (based on the quoted trading price on the date of grant), volatility of 115% (based from volatilities of similar companies), expected term of 5 years, and a risk free interest rate of 1.39%.

On April, 14, 2015, the Company issued a 3% promissory note in the principal amount of $99,980 to a third party. The maturity date of the note is on July 1, 2015.

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended March 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Overview

We focus on process improvement technologies for the power, petrochemical and heavy industrial market place. We sell a proprietary technology for which we hold a 30-year exclusive license for the U.S., Canada and Mexico   that allows soft online cleaning of industrial boiler heat transfer surfaces. This online cleaning allows users to optimize their boiler system thereby reducing fuel consumption while also decreasing pollution and long-term degradation of their equipment. Our target market includes coal fired power plants, petroleum refineries, waste to energy facilities, biomass facilities, incinerators and other similar combustion operations.  In July 2014, we were assigned the exclusive patent rights to an apparatus for generating a multi-vibrational field by the inventors and holders of the patent in exchange for the payment of royalty payments.  This patent was the basis of certain proprietary technology offered by AGT Soft Wave which enables power plants to run their cooling towers chemical free while meeting cooling tower operational and environmental requirements to control scale and minerals as well as harmful bacteria, and, simultaneously delivering substantial reductions in water consumption.  This technology treats the water and eliminates the need to use chemicals to control scaling and biofilm; improves water clarity; and, reduces the chemical residue of pollution related phosphates and nitrates in the water. AGT Soft Wave has continued to service the customers according to their previous contracts since the acquisition of those customer agreements in October 2014.

AGT’s acquisition of the Soft Wave customer service agreements has resulted in increased sales opportunities via cross-selling opportunities between existing and targeted AGT and AGT Soft Wave customers. These  acquired customer service agreements have provided AGT with an additional $40,000 per month in consistent, recurring revenues. These agreements have been in place for several years with virtually no attrition. The technicians and sales team previously servicing the Soft Wave accounts have been hired as employees of AGT Soft Wave and continue to service customers that existed at the time of the acquisition. Since the acquisition, several new customers have been added or expanded by the existing sales team.  AGT is in the process of identifying additional sales personnel as well as commission-based outside sales representatives to continue to grow the AGT Soft Wave.

Although we do not have any commitments for capital expenditures, we do not have sufficient working capital to fund our operations and satisfy our obligations as they become due.  Our lack of working capital is adversely impacting our ability to grow our company and continue our day to day operations. We will need to initially raise at least $2,000,000 to repay debt and provide three months working capital and funds required to invest in AGT Soft Wave to increase our sales and also to provide funding for marketing and sales, IT infrastructure, manufacturing equipment, the purchase of Polarchem inventory for expected contracts, our operating infrastructure, fund the additional costs of our public company reporting obligations and satisfy our obligations as they become due.  To date, we have been principally dependent upon advances and loans from related parties to fund our operations and at March 31, 2015 we owe those related parties an aggregate of approximately $416,000. In addition, we have borrowed an additional $275,000 from third parties under promissory notes which mature in July 2015. Between November 2014 and February 2015, we received gross proceeds of $292,000 from the sale of shares of our common stock in a private transaction.  Subsequent to March 31, 2015, borrowed approximately $100,000 from a third party under a short-term loan which matures in July 2015. There are no assurances that these related parties will continue to advance funds to us for our working capital needs.  Given the small size of our company, the early stage of our operations, we have found it difficult to raise sufficient capital to meet our needs. While we continue to explore a variety of potential sources of equity or debt financing for our company, if we are unable to access capital as needed, our ability to grow our company is in jeopardy and, absent a significant increase in our revenues, we may be unable to continue as a going concern.

Going Concern

We have incurred net losses of approximately $2.8 million for the nine months ended March 31, 2015. At March 31, 2015 cash amounted to $8,725 and working capital deficit of approximately $818,000. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We generate revenues both from the provision of services associated with our historic business as well as from revenues under the service agreements we acquired as part of our acquisition of Soft Wave in October 2014.   During the three months and nine months ended March 31, 2015, approximately 25% and 72%, respectively, were related to the completion of services associated with an online cleaning technology demonstration that included mobilization, de-mobilization, labor and chemistry.  These services were rendered by us under a three year, open service agreement. The agreement, which provides for services by us on an as needed basis is still in effect, however, the client has not required us to provide any additional services since January 2015.  We expect to add an additional customer under similar terms generating comparable revenues during the balance of fiscal 2015.  Our ability, however, to both service any new customer we may engage or to provide additional services under the three year open service agreement will be subject to the availability of sufficient capital to fund these contracts.

During the three and nine months ended March 31, 2015 approximately 75% and 28%, respectively, of our revenues were associated with our AGT Soft Wave operations.  We are expecting AGT Soft Wave revenues to increase during the balance of fiscal 2015 as a result of adding new customers and further penetrating existing customers. We are reorganizing our sales and marketing efforts and have identified promising markets.  Part of our sales restructuring includes a change in the compensation structure to a commission only sales force from salaried sales force.  Although our comprehensive analysis of these markets and customers show the ability to significantly increase AGT Soft Wave revenues, we have yet to confirm that we are able to sell these customers and the effectiveness of a commission-based sales force strategy has not been proven.

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

Our total operating expenses for the three and nine months ended March 31, 2015 consisted primarily of marketing, selling and administrative expenses, compensation, professional fees, consulting fees and general and administrative expenses. Included in our total operating expenses for the three and nine months ended March 31, 2015 was approximately $367,000 and $1,837,000 of non-cash compensation associated with stock options granted to our management, employees and a board member during that period.  Our total operating expenses for the three and nine months ended March 31, 2015 excluding these non-cash expenses for which there were no comparable expenses in the 2014 period, increased 64% and 68%, respectively, as compared to the three and nine months ended March 31, 2014. Our operating expenses have increased which are primarily attributable to increases in:

●
marketing, selling and advertising expenses primarily related to demonstration expenses as well as general and administrative expenses, both of which reflect the continued development of our operations in 2015;

●	consulting expenses increased during the three month period and were primarily related to the non-cash value of the stock options granted to our newly appointed board of director in February 2015; and
●
compensation expense increased as a result of the hiring of new employees of our subsidiary, AGT Soft Wave operations, as well as the hiring of our new CFO in October 2014. These increased expenses are also the result of the continued development of our operations in 2015.

We expect our expenses in each of these areas to continue to increase during the remainder of fiscal 2015 and beyond as we expand our operations and begin generating consistent revenues. However, we are unable at this time to estimate the amount of the expected increases.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2015, we had working capital deficit of approximately $818,000 as compared to working capital deficit of $236,000 at June 30, 2014. At March 31, 2015 we had $8,725 in cash.  Our current assets at March 31, 2015 decreased by approximately 16% from December 31, 2014 and included accounts receivable, net, inventory and prepaid and other current assets. Prepaid and other current assets primarily represent approximately $22,000 in prepaid insurance which are being amortized over the terms of the agreements. Accounts receivable, net primarily represents amounts due us under service agreement we acquired in October 2014 as part of our acquisition of assets from Soft Wave described elsewhere in this report.  Our inventory declined 54% at March 31, 2015 from June 30, 2014 primarily as a result of servicing a contract.  These chemicals have not been replaced due to lack of working capital.

Our current liabilities at March 31, 2015 increased by 138% from June 30, 2014 and included our accounts payable and accrued liabilities in the ordinary course of our business, as well as $598,490 in notes payable, $50,000 loan payable and due to related parties. All of these notes mature in July 2015.  Included in these obligations are convertible notes in the principal amount of $100,000. At the option of either the holder or our company, the principal and accrued interest is convertible in whole into shares of our common stock at a conversion price of $0.40 per share. While we presently expect that these notes will be converted prior to the maturity date, as of the date of this report we have not received conversion notices from any of the noteholders. Additionally, between November 2014 and March 2015 our COO, CFO and CEO provided advances to us for a total of approximately $93,000 for working capital purposes. These advances are due on demand and bear no interest. Subsequent to March 31, 2015, we have raised an additional $99,980 under a short-term 3% note with maturity date of July 1, 2015. As described elsewhere herein, we do not have sufficient funds to repay these obligations.

Net cash used in operating activities was approximately $717,000 for the nine months ended March 31, 2015 as compared to approximately $800,000 for the nine months ended March 31, 2014.

During the nine months ended March 31, 2015 period cash was used as follows:

●	net loss was approximately $2.8 million , and
●	an increase in our accounts receivable of approximately $58,000 , and
●
a decrease in our inventory, prepaid expenses and other current assets of approximately $77,000 and an increase in our accounts payable and accrued expenses of approximately $123,000, partially offset by a

●	non-cash operating expenses of amortization and depreciation of approximately $75,000 and stock based compensation of approximately $1.8 million.

During the nine months ended March 31, 2014 period cash was used as follows:

●	net loss was approximately $786,000,
●	an increase in our inventory and prepaid expenses of approximately $64,000 and an increase in our accounts payable of approximately $44,000 ;and
●	non-cash operating expenses of approximately $6,000.

Net cash used in investing activities which relates to the purchase of property and equipment for the nine months ended March 31, 2015 was approximately $23,000 as compared to approximately $900 for the nine months ended March 31, 2014.

Net cash provided by financing activities for the nine months ended March 31, 2015 was approximately $723,000 as compared to approximately $791,000 for the nine months ended March 31, 2014. During the nine months ended March 31, 2015, we received proceeds of approximately $289,000 from the issuance of the 3% notes, $50,000 for loans payable, $292,000 from the issuance of our common stock and related party advances of $96,000. During the nine months ended March 31, 2014, approximately $689,000 of these funds were primarily advances to us by our then parent company, and have subsequently been forgiven. Additionally, we received gross proceeds of $100,000 from the issuance of notes during the nine months ended March 31, 2014.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the consolidated financial statements appearing elsewhere in this report affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions and conditions.

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

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings.

None.

Item 1A.            Risk Factors.

 The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2014. There have been no material changes to those risk factors.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2015 our Board of Directors ratified the prior execution of a Consulting Agreement dated April 6, 2015 with Emmanuel Kouyoumdjian pursuant to which Mr. Kouyoumdjian was engaged to assist us with a variety of services including the introduction to financial relations companies and other financial services, stockholder relations, and introduction to FINRA member firms.  The initial term of the agreement is six months and it may be renewed upon the mutual consent of the parties.  As compensation for the initial term, we agreed to issue him 100,000 shares of our common stock for $100, valued at $85,000, and agreed to pay him $2,500 per month and to reimburse him for his expenses.  If we have not terminated the agreement after the initial six months, we agreed to issue him an additional 100,000 shares of our common stock for $100.  We also granted Mr. Kouyoumdjian piggy back registration rights covering these shares if we should file a registration statement under the Securities Act of 1933, as amended (the "Securities Act") registering securities equal to at least $500,000.  The agreement contains mutual indemnification provisions and a confidentiality provision by Mr. Kouyoumdjian.  Mr. Kouyoumdjian is a sophisticated investor who had access to business and financial information on our company.  The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

The description of the Consulting Agreement in qualified in its entirety by reference to the full text of the agreement which is filed as Exhibit 10.14 to this report.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.               Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.               Other Information.

 On April, 14, 2015, the Company borrowed $99,980 from Mr. Doug Corrigan under the terms of a 3% promissory note due July 1, 2015.  We have the right to prepay the note upon five days prior notice to the noteholder.  We are using the funds from this loan for general working capital.  The description of the promissory note is qualified in its entirety by reference to the note which is filed as Exhibit 10.15 to this report.

Item 6.               Exhibits.

No.	Description

10.14	Consulting Agreement dated April 6, 2015 by and between America Greener Technologies, Inc. and Emmanuel Kouyoumdjian *
10.15	3% Promissory Note dated April 14, 2015 in the principal amount of $99,980 due Doug Corrigan *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

America Greener Technologies, Inc.

May 15, 2015	By:	/s/Michael C. Boyko
Michael C. Boyko
Chief Executive Officer

America Greener Technologies, Inc.

May 15, 2015	By:	/s/Carrie Borgen
Carrie Borgen
Chief Financial Officer