Form 10-K
period 2015-06-30
America Greener Technologies, Inc.
filed 2015-10-13
CIK 1403433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____________________
or

☑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2013 to June 30, 2015

Commission file number: 000-53757

America Greener Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8195637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 South Mulberry Street, Suite 113, Mesa, AZ	85202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (480) 664-3650

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $12,051,023 on December 31, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  20,684,848 shares of common stock are issued and outstanding as of October 2, 2015.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern;,
●	our history of losses and working capital deficit;
●	the ability to raise working capital;
●	our limited operating history;
●	our reliance on our sole director and officer;
●	the ability of our former officers and directors to enforce a security interest in our assets;
●	our status as a former shell company;
●	registration rights we have granted a principal stockholder;
●	our lack of various corporate governance standards and no independent directors;
●	the illiquid nature of our common stock;
●	the ability of our board of directors to issue preferred stock without the approval of our stockholders;
●	dilution to our stockholders upon the conversion of 3% convertible notes;
●	material weaknesses in our internal control over financial reporting;
●	Federal regulations which may adversely impact the trading of our common stock; and
●	failure to comply with the regulations of the British Columbia Securities Commission

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “America Greener,” “we,” “our,” “us,” and similar terms refers to America Greener Technologies, Inc., a Nevada corporation formerly known as Osler Incorporated, and our subsidiaries America Greener Technologies Incorporated, an Arizona corporation which we refer to as “AGT Arizona” and AGT Soft Wave, Inc., a Nevada corporation which we refer to as “AGT Soft Wave.”  In addition, “fiscal 2015” refers to the year ended June 30, 2015, “fiscal 2014” refers to the year ended June 30, 2014 and “fiscal 2016” refers to the year ending June 30, 2016.

Unless specifically set forth to the contrary, the information which appears on our website at www.americagreener.com is not part of this report.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Overview

We market two process improvement technologies, Polarchem and Soft Wave.  We generate revenues both from the provision of services associated with the Polarchem technology business as well as from revenues under the service agreements we acquired as part of our acquisition of certain assets of Soft Wave Innovations, Inc. ("Soft Wave Inc.") in October 2014.

Polarchem is a proprietary technology which we license from related parties that allows soft online cleaning of industrial boiler heat transfer surfaces.  This online cleaning allows users to optimize their boiler system thereby reducing fuel consumption while also decreasing pollution and long-term degradation of their equipment.  Our target market includes coal fired power plants, petroleum refineries, waste to energy facilities, biomass facilities, incinerators and other similar combustion operations.

Our Soft Wave technology is a patented technology which enables power plants, office buildings, factories and residential buildings and to run their cooling towers chemical free while meeting cooling tower operational and environmental requirements to control scale and minerals as well as harmful bacteria, while simultaneously delivering substantial reductions in water consumption.

Our subsidiary, AGT Arizona, was formed in February 2012 originally as a subsidiary of America Greener Technologies Corporation, a British Columbia company which we refer to as AGT Canada.  In November 2011 AGT Canada entered into an agreement with Polarchem Associated Limited, Polarchem International Limited and the stockholders of those companies, which we collectively refer to as Polarchem.  AGT Arizona was formed to market and sell Polarchem's proprietary technology solutions in North America under the terms of the November 2011 agreement.  In February 2014 AGT Arizona entered into a 30 year agreement with Polarchem granting it exclusive rights to the proprietary technology in the United States, Canada and Mexico which superseded the November 2011 agreement with AGT Canada.  In addition, in February 2014 AGT Canada distributed the shares of AGT Arizona it owned to its stockholders and thereafter AGT Arizona was no longer a subsidiary of AGT Canada.  In March 2014 we acquired AGT Arizona in a transaction which is described later in this section under “Our history.”

The Polarchem technology

Polarchem was originally started in 1967 and has sold its primary chemistry, L2K, for over 45 years in Europe, Turkey, India, Russia, and Thailand.  Users of the Polarchem technology have experience measurable reductions in fuel consumption, reduced or eliminated SO3 (sulfur trioxide) and vanadium pentoxide, as well as reduced particulate emissions.  Polarchem’s customers are able to reduce costly soot blowing thus reducing abrasive wear on heat transfer surfaces and directly reduce unplanned shutdowns.  Polarchem’s technology is referenced and described in the Boiler Operation and Engineering textbook. 2001, P. Chattopadhyay Chapter 16.  While we have no ownership interest in Polarchem, as described elsewhere herein we are a party to an exclusive license agreement for the technology in the United States, Canada and Mexico.

Polarchem target market

Our internal analysis is that a potential market exists for the Polarchem technology in North America.  Our target markets are broken into several categories:

●	Coal fired power plants - old technology plants, high sulfur coal and PRB (Powder River Basin) coal plants,
●	New coal fired power plants, including sequestration and carbon capture process technology,
●	Petroleum refineries,
●	Waste to energy
●	Biomass / incinerators,
●	Waste recovery boilers / cement plants,
●	Fuel oil boilers, and
●	Marine vessels.

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

AGT Soft Wave

We acquired the rights to certain patented technology previously used by Soft Wave Inc. which enables power plants, office buildings, factories and residential buildings to run their cooling towers chemical free while meeting cooling tower operational and environmental requirements to control scale and minerals as well as harmful bacteria, while simultaneously delivering substantial reductions in water consumption.

Polarchem sales and marketing

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

Polarchem competition

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

The Polarchem Licensing Agreement

Under the terms of the Polarchem Licensing Agreement, which expires in February 2044, we were granted the exclusive rights in the United States, Canada and Mexico to:

●	use the trademarks, service marks, copyrights, trade secrets and trade names including the name “Polarchem”™,
●	manufacture the Polarchem L2K and G3 chemical cleaning compositions for combustion efficiency currently marketed under the Polarchem trademark, and
●	supply certain services in the field of combustion efficiency.

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

Soft Wave sales and marketing

AGT Soft Wave's target market includes:

●           power plants,
●           aluminum and steel manufacturing,
●           refineries and chemical plants,
●           pulp and paper mills,
●           food processing plants,
●           supermarkets,
●           manufacturing plants,
●           schools,
●           hospitals,
●           hotels and motels,
●           commercial buildings,
●           malls,
●           laundromats,
●           swimming facilities, and
●           residential homes and pools.

To date, due to our limited financial and employee resources, we have only been able to install Soft Wave products in a small number of these market segments.  We market directly to end users and have obtained our customers via direct marketing and direct contact, and expanding sales within our existing clientele.

Soft Wave competition

We compete with a number of companies in our target market.  We believe that our proprietary Soft Wave technology offers substantial cost savings over those of our competitors who compete in the water treatment market with us.

Our current competitive product groups include Culligan, Eco Water (a Berkshire Hathaway subsidiary), Nalco and Clack. Fuel-Tech, EES Corporation, and GE.  While we believe that the performance of our technology is superior to that of our competitors, there are no assurances, however, that we will ever effectively compete in our target market.  Substantially all of our competitors have established brand recognition, operating histories and are better capitalized than our company.

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

Prior to our acquisition of certain assets of Soft Wave Inc., Gary Dean Wilson, the President of Soft Wave, Inc. and Michael Dean Brown, the inventors of certain patented technology used by Soft Wave, Inc. assigned all of their right title and interest in and to that certain U.S. Patent No. 8,477,003, Serial No. 13/262.227 for apparatus for generating a multi-vibrational field us in exchange for the payment of royalty payments.  We have received a demand from Mr. Wilson to return the rights to the assigned patent to him.  We believe, based upon discussions with counsel, that the claims made by him are baseless.

We have also obtained the right to the Internet address www.americagreener.com.  As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use the Internet address; however, there can be no assurance in this regard and the loss of this address could adversely impact our ability to market our business.

Employees
At October 7, 2015, we had two full time employees, including our president and sole director who works for us without compensation.  We also engage third-party consultants and advisors as necessary to supplement our workforce.

Our history

We were incorporated in 2004 to engage in gold and silver exploration. Prior to our acquisition of AGT Arizona in March 2014, we had limited operations and were in the development stage.  In April 2007, we acquired the Far 1 - 4 mineral claims comprising 82.64 acres in Esmeralda County, Nevada from James McLeod.  Due to a lack of funding, we were unable to pay the maintenance fees to maintain the Far 1 - 4 mineral claims and the title to the Far 1 - 4 mineral claims was forfeited.  Thereafter, we were a “shell company” as that term is defined under Federal securities laws, and our primary focus was an acquisition of or merger with a target company or business seeking the perceived advantages of being a publicly held corporation.

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

In February 2014 we entered into a share exchange agreement with AGT Arizona and the shareholders of AGT Arizona whereby we agreed to acquire all of the issued and outstanding capital stock of AGT Arizona in exchange for 15,000,000 shares of our common stock.  On March 19, 2014 the transaction closed and AGT Arizona became a wholly-owned subsidiary of our company.  At closing, we issued 15,000,000 shares of our common stock to the former AGT Arizona shareholders.  The transaction was accounted for as a reverse acquisition and recapitalization of AGT Arizona whereby AGT Arizona is considered the acquirer for accounting purposes.

In October 2014 AGT Soft Wave acquired certain assets from Soft Wave Inc. in exchange for 775,000 shares of our common stock valued at $767,250 under the terms of an asset purchase agreement.  The assets that were acquired included customer contracts, trade names, inventory, tools and parts, and demonstration contracts related to the prior joint venture with Soft Wave Inc.

ITEM 1.A    RISK FACTORS.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $5.7 million at June 30, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have incurred net losses since inception and have a working capital deficit.

We incurred net losses of approximately $4.1 million for fiscal 2015, $555,000 for the six months ended June 30, 2014 and $842,000 for the year ended December 31, 2013. Subject to the availability of sufficient working capital, of which there are no assurances, we anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to expand our marketing channels and our operations, and incur additional expenses associated with our public company reporting obligations. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. There are no assurances we will be able to generate revenues which are sufficient to fund our operating expenses. Even if we are able to generate any material amount of revenues in future periods, we cannot be certain that we will be able to ever report profitable operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer and our ability to continue as a going concern will be in jeopardy.

We will need additional financing which we may not be able to obtain on acceptable terms. If we cannot raise additional capital as needed, our ability to continue as a going concern could be in jeopardy.

We do not generate sufficient net revenues to pay our operating expenses or our debts as they become due.  At June 30, 2015 we had a working capital deficit of $1,203,805 and we used $816,625 of cash in our operations in fiscal 2015.  To date, our capital needs were funded by our former parent company, short-term loans and advances from related parties. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. In order to satisfy our current obligations and fully implement our growth strategy, we will need to initially raise approximately $1.5 million of additional capital. We do not have any firm commitments to provide any additional capital and have experienced certain difficulties raising capital during fiscal 2015 given the limited operating history of our company. Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us. If we are subsequently unable to raise additional funds as needed, our ability to continue as a going concern is in jeopardy.

We have a limited operating history on which to evaluate our business or base an investment decision.

Following the acquisition of AGT Arizona, our business is now the business and operations of AGT Arizona. AGT Arizona was formed in February 2012 and did not report revenues for 2013 or 2012. It began reporting revenues during the first quarter of calendar 2014. In October 2014 we acquired certain assets from Soft Wave Inc. which included service contracts.  Since the closings of these transactions, however, we have been unable to generate any significant continuing revenues from either AGT Arizona or AGT Soft Wave.  Our business prospects are difficult to predict because of the early stage of operations, our unproven business strategy and risks associated with introducing a new product to the North American markets. We face numerous risks and uncertainties in implementing our business plan. In particular, we have not proven that we can:

●	develop customers for the Polarchem technology and Soft Wave at a level that enables us to pay our operating expenses and become profitable;
●	develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products and services;
●	raise sufficient capital in the public and/or private markets; or
●	respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.  If we are unable to generate any meaningful continuing revenues, our ability to continue our business and operations is in jeopardy.

Our management has no experience in operating a U.S. public company.

Our sole officer and director, who was appointed in September 2015 following the resignations of our prior officers and directors, has no experience in the management of a. U.S. publicly traded company. His inexperience in dealing with the increasingly complex laws pertaining to U.S. public companies could be a significant disadvantage to us in that it is likely that an increasing amount of his time will be devoted to these activities which will result in less time being devoted to the management and growth of our company. It is possible that we will be required to expand our employee base and hire additional employees or consultants, such as a chief financial officer experienced in public company financial reporting, to support our operations as a public company which will increase our operating costs in future periods.

We rely on our executive officer and director, without whose services our business operations could cease.

We are materially reliant on the services of Mr. John Mooney, our sole executive officer, for the operation of our company.  Mr. Mooney has held this position since September 2015 following the resignations of our prior executive officers upon whom we were materially dependent.  Mr. Mooney is presently serving without compensation.  We are not a party to an employment or similar agreement with Mr. Mooney and there are no assurances his services will continue to be available to us.  If our management should choose to leave us for any reason before we have hired additional experienced personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation we could afford. Without such management, we could be forced to cease operations and investors in our common stock could lose their entire investment.

Certain of our former executive officers and directors have been granted a security interest in our assets.

On August 24, 2015 Ms. Carrie Borgen and Mr. Rick Barbosa, former executive officers and directors of our company, converted a total of $90,000 in unsecured loans which they had made to us between January 2014 and March 2015 to secured loans using Uniform Commercial Code (“UCC”) liens signed by Mr. Mike Boyko, our former CEO.  We do not believe the approval of the then board of directors was obtained at the time of the granting of the security interest.  We have engaged legal counsel to evaluate the validity of the granting of the security interest.  If it should be ultimately determined that these former officers and directors have a valid security interest in our assets, in the event we are unable to satisfy the amounts due them they could foreclose on our assets.  In that event, we would be unable to continue our business and operations as they are currently conducted.

Risk Related to Our Common Stock

Until March 19, 2014 we were considered a “shell company” and there is no active market for our common stock. Even if a market develops, the ability of our stockholders to resell their shares is limited by Federal securities laws.

Prior to our acquisition of AGT Arizona in March 2014, we were a “shell company” as that term is defined under Federal securities laws. While our common stock is quoted on the OTC Markets, there is no active market and we do not know if a market will ever be established. As a result, an investment in our common stock should be considered an illiquid investment.

In addition, at October 2, 2015 we had 20,684,848 outstanding shares of common stock, of which 16,527,434 are “restricted securities” under Rule 144 of the Securities Act In general, under Rule 144 of the Securities Act, as currently in effect, a person, or person whose shares are aggregated, who is not our affiliate or has not been an affiliate during the prior three months and owns shares that were purchased from us, or any affiliate, at least six months previously, is entitled to make unlimited public resale’s of such shares provided there is current public information available at the time of the resale’s. A person, or persons whose shares are aggregated, who are affiliates of the issuer and own shares that were purchased from us, or any affiliate, at least six months previously is generally entitled to sell within any three month period, a number of shares of common stock that does not exceed 1% of the then outstanding shares of common stock, subject to manner of sale provisions, notice requirements and the availability of current public information about the issuer. The ability, however, of our stockholders to rely upon Rule 144 is limited by our former status as a shell company. As such, our stockholders are not able to rely on Rule 144 for the sale of shares of our common stock until a period of 12 months has lapsed from the filing date of this Current Report. If less than 12 months has elapsed since we ceased being a “shell company”, then only registered shares can be sold pursuant to Rule 144. Except as set forth elsewhere herein, we have no obligation to register the resale any of outstanding shares of our common stock. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i). Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock, should a market develop of which there are no assurances.

We have granted our former principal stockholder registration rights for approximately 9.6% of our currently outstanding common stock.

Under the terms of the Share Exchange Agreement for our acquisition of AGT Arizona, we granted Insurance Marketing Solutions, LLC a company controlled by our former sole officer and director (“IMS”) demand registration rights for 1,822,601 shares of our outstanding common stock. We are obligated to pay substantially all of the costs associated with the filing of this resale registration statement. IMS has elected to exercise these demand rights, however, we have yet to file the resale registration statement and given our limited resources we do not know when we will be in a position to make the required filing.  At such time as the registration statement is filed, upon the effectiveness of the registration statement it would be entitled to resell these shares in the market without complying with the resale limitations of Rule 144. Assuming a market for our common stock should develop, of which there is no assurance, sales of these shares by IMS could adversely impact the market price of our common stock in future periods.

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

The conversion of the outstanding convertible notes will be dilutive to our stockholders.  We may change the terms of certain additional outstanding loans to provide for the conversion into shares of our common stock which will also be dilutive to our stockholders.

In March 2014 prior to the closing of the acquisition of AGT Arizona by our company, AGT Arizona issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates, including a company related to our sole officer and director, in payment of advances made to AGT Arizona in January 2014 and February 2014 by these affiliates. Following the closing of the acquisition of AGT Arizona on March 19, 2014, by the terms of the notes they are now convertible into shares of our common stock at $0.40 per share. These notes, which matured on December 31, 2014, remain outstanding.  The issuance of these additional shares will be dilutive to our stockholders.

In addition, we owe various lenders, including an affiliate of our sole officer and director, $623,450 under the terms of 3% promissory notes which matured in July 2015.  We expect the due date of these notes will be extended and a provision permitting the conversion of the obligation into shares of our common stock at a to-be-determined price will be added.  However, as these not modifications have yet to be formalized there are no assurances that the lenders will agree to the modified terms.  If these notes become convertible debt and the noteholders elect to convert the notes, the issuance of these additional shares of our common stock will be dilutive to our stockholders.

We have concluded that a material weakness in our internal control over financial reporting existed at June 30, 2015 as a result of not having adequate personnel with sufficient experience in financial reporting.

As part of its assessment, management concluded that, as of June 30, 2015, a material weakness in internal control over financial reporting existed as a result of not having adequate personnel with sufficient experience in financial reporting.  Although we engage a part-time third party accounting consultant with significant experience in GAAP and SEC reporting, it is unlikely we will be able to remediate these material weaknesses until such time as we hire additional accounting personnel who have a comprehensive understanding of GAAP and SEC reporting.  However, even with these remedial measures successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in our internal control over financial reporting may be identified in the future.

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

We are subject to certain reporting obligations and restrictions as were are considered an OTC reporting issuer by the British Columbia Securities Commission (the BCSC).  Failure to comply with BCSC reporting requirements may result in the BCSC issuing a cease trade order against us.

We are subject to certain reporting obligations, as the BCSC has deemed us to be an OTC reporting issuer.  Failure to comply with OTC reporting issuer disclosure requirements may result in the BCSC issuing a cease trade order.  If we are subject to a cease trade order we are prohibited from selling any of our securities or trading our securities.  If we receive a cease trade order, we may be subject to additional costs related to the revocations of the cease trade order and may incur administrative penalties in connection with the cease trade order.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.    DESCRIPTION OF PROPERTY.

Our principal executive offices are located in approximately 5,000 square feet of leased space in Mesa, AZ.  Under the terms of the three year lease entered into in February 2012, as amended in May 2014, we pay an escalating amount of rent, currently $3,630 per month through the end of the term, in addition to common area maintenance charges. Our total rent expense was $49,400 for fiscal 2015.

ITEM 3.    LEGAL PROCEEDINGS.

We are not a party to any pending litigation.  As described earlier in this report, one of the original Soft Wave patent holders has challenged his assignment to us.

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

	High	Low

2014
First quarter ended September 30, 2013	$0.00	$0.00
Second quarter ended December 31, 2013	$0.00	$0.00
Third quarter ended March 31, 2014	$2.50	$0.60
Fourth quarter ended June 30, 2014	$1.00	$0.33

2015
First quarter ended September 30, 2014	$0.80	$0.30
Second quarter ended December 31, 2014	$1.04	$0.60
Third quarter ended March 31, 2015	$0.90	$0.75
Fourth quarter ended June 30, 2015	$0.85	$0.71

2016
First quarter ended September 30, 2015	$0.71	$0.30

The last sale price of our common stock as reported on the OTC Markets on October 9, 2015 was $0.24 per share.  As of October 2, 2015, there were approximately 83 record owners of our common stock.

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

Recent sales of unregistered securities

In July 2015, we sold 200,000 shares of our common stock to an accredited investor and received net proceeds of $100,000 or $0.50 per share.  The issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.  We did not pay any commissions or finder's fees and used the net proceeds for working capital.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We focus on process improvement technologies for the power, petrochemical and heavy industrial market place. We market a proprietary technology for which we hold a 30-year exclusive license for the U.S., Canada and Mexico that allows soft online cleaning of industrial boiler heat transfer surfaces. This online cleaning allows users to optimize their boiler system, thereby reducing fuel consumption while also decreasing pollution and long-term degradation of their equipment. Our target market includes coal fired power plants, petroleum refineries, waste to energy facilities, biomass facilities, incinerators and other similar combustion operations. In July 2014, we were assigned the exclusive patent rights to an apparatus for generating a multi-vibrational field by the inventors and holders of the patent in exchange for the payment of royalty payments. This patent was the basis of certain proprietary technology offered by AGT Soft Wave which enables power plants to run their cooling towers chemical free while meeting cooling tower operational and environmental requirements to control scale and minerals as well as harmful bacteria, and, simultaneously delivering substantial reductions in water consumption. This technology treats the water and eliminates the need to use chemicals to control scaling and bio-film; improves water clarity; and, reduces the chemical residue of pollution related phosphates and nitrates in the water. AGT Soft Wave has continued to service the customers according to their previous contracts since the acquisition of those customer agreements in October 2014.

Our acquisition of the Soft Wave customer service agreements has resulted in increased sales opportunities via cross-selling opportunities between existing and targeted AGT Arizona and AGT Soft Wave customers. These acquired customer service agreements have provided us with an additional $48,000 per month in consistent, recurring revenues during fiscal 2015. These agreements have been in place for several years with virtually no attrition. The technicians and sales team previously servicing the Soft Wave accounts were initially hired as employees of AGT Soft Wave and continued to service customers that existed at the time of the acquisition.  In September 2015, however, we have terminated these employees due to insufficient working capital. We have retained one technician and one sales person under a consulting basis.   Consequently, we expect revenues to decrease during fiscal 2016.

Although we do not have any commitments for capital expenditures, we do not have sufficient working capital to fund our operations and satisfy our obligations as they become due. Our lack of working capital is adversely impacting our ability to grow our company and continue our day to day operations. We will need to raise at least $1.5 million to repay debt and provide three months working capital and funds required to invest in AGT Soft Wave to increase our sales and also to provide funding for marketing and sales, IT infrastructure, manufacturing equipment, the purchase of Polarchem inventory for expected contracts, our operating infrastructure, fund the additional costs of our public company reporting obligations and satisfy our obligations as they become due. To date, we have been principally dependent upon advances and loans from related parties to fund our operations and at June 30, 2015 we owe those related parties an aggregate of approximately $416,000 In addition, we have borrowed an additional $400,000 from third parties under promissory notes which matured in July 2015 and additional loan of $50,000 which is non-interest bearing and is due on demand. Between November 2014 and February 2015, we received gross proceeds of $292,000 from the sale of shares of our common stock in a private transaction. Subsequent to June 30, 2015, we received gross proceeds of $100,000 from the sale of shares of our common stock in a private transaction and a third party lent us $100,000.  While we are currently negotiating with this third party to provide additional debt financing to us, there are no assurances the terms will be acceptable to us.  There are also no assurances that these related parties will continue to advance funds to us for our working capital needs. Given the small size of our company, the early stage of our operations, we have found it difficult to raise sufficient capital to meet our needs. While we continue to explore a variety of potential sources of equity or debt financing for our company, if we are unable to access capital as needed, our ability to grow our company is in jeopardy and, absent a significant increase in our revenues, we may be unable to continue as a going concern.

Going Concern

We have incurred net losses of $5.7 million since inception through June 30, 2015. The report of our independent registered public accounting firm on our consolidated financial statements for fiscal 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

We generate revenues both from the provision of services associated with our historic business as well as from revenues under the service agreements we acquired as part of our acquisition of Soft Wave in October 2014. During fiscal 2015 and the six months ended June 30, 2014, approximately 59% and 100%, respectively, were related to the completion of services associated with an online cleaning technology demonstration that included mobilization, de-mobilization, labor and chemistry.  These services were rendered by us under a three year, open service agreement. The agreement, which provides for services by us on an as needed basis is still in effect, however, the client has not required us to provide any additional services since January 2015. Our ability to both service any new customer we may engage or to provide additional services under the three year open service agreement will be subject to the availability of sufficient capital to fund these contracts.

During fiscal 2015, approximately 40% of our revenues were associated with our AGT Soft Wave operations. We do not have comparable revenues during the prior periods. We are reorganizing our sales and marketing efforts around growing within our existing clients and the areas of operation such as in Oxnard, California, Salinas California and Yuma, Arizona. Our sales restructuring changes are expected to be built around one salaried sales person who will manage existing clients and our commissioned only compensated sales force. Our commissioned only sales staff will be formed through building relationships in the HVAC and cooling tower servicing and installation industry, and will be sold as an add on to their existing and new client sales. This sales plan of expanding in jurisdictions we already is designed to dramatically lower our servicing and travel expenses and to also transition from demonstration type installs to a sales based installations. Although our analysis of these markets and customers show the ability to significantly increase AGT Soft Wave revenues, we have yet to confirm that we are able to sell to these customers and that a commission-based sales force can be effective.

Our cost of sales includes the cost of the product and labor cost. The cost of sales is not expected to change substantially during fiscal 2016, although we do believe we are underpriced given the savings our products provide to our customers. We continue to evaluate what the market price should be for our products and believe may increase our prices during fiscal 2016 or beyond as the value continues to be proven via internal data collection, third party testing, and customer testimonials.

Our total operating expenses for fiscal 2015 consisted primarily of marketing, selling and administrative expenses, compensation, professional fees, consulting fees, and general and administrative expenses.  Included in our total operating expenses for fiscal 2015 was approximately $2,133,000 of non-cash compensation associated with stock options granted to our management, employees and a board member during fiscal 2015, impairment expense of approximately $658,000 and amortization expense of approximately $101,000 for which there were approximately $48,500 and $0 of comparable expenses during the six months ended June 30, 2014 and for the year ended December 31, 2013, respectively. As of June 30, 2015, our management determined that the intangible assets related to the assets acquired from Soft Wave Inc. were fully impaired and recorded an impairment loss equal to the aggregate carrying value of these assets.  Our total operating expenses for fiscal 2015 excluding these non-cash expenses increased 185% and 114%, as compared to the six months ended June 30, 2014 and for the year ended December 31, 2013, respectively. Our operating expenses have increased which are primarily attributable to increases in:

●
marketing, selling and advertising expenses primarily related to demonstration expenses as well as general and administrative expenses, both of which reflected the continued development of our operations in fiscal 2015;

●	consulting expenses increased during fiscal 2015 and were primarily related to the non-cash value of the stock options granted to our newly appointed board of director in fiscal 2015; and

●
compensation expense increased as a result of the hiring of new employees of our subsidiary, AGT Soft Wave operations, as well as the hiring of our new CFO in October 2014. These increased expenses were also the result of the continued development of our operations in fiscal 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2015, we had working capital deficit of approximately $1.2 million as compared to working capital deficit of $236,000 at June 30, 2014. At June 30, 2015, we had $10,437 in cash as compared to cash of $24,885 at June 30, 2014.  Our current assets at June 30, 2015 decreased by approximately 20% and 16% from June 30, 2014 and December 31, 2013, respectively, and included accounts receivable, net, inventory and prepaid and other current assets. Prepaid and other current assets primarily represent approximately $16,000 in prepaid insurance which are being amortized over the terms of the agreements. Accounts receivable, net primarily represents amounts due us under service agreement we acquired in October 2014 as part of our acquisition of assets from Soft Wave described elsewhere in this report.  At June 30, 2015, our inventory declined 54% and 62% from June 30, 2014 and December 31, 2013 respectively, primarily as a result of servicing a contract.  These chemicals have not been replaced due to lack of working capital.

Our current liabilities at June 30, 2015 increased by 232% from June 30, 2014 and included our accounts payable and accrued liabilities in the ordinary course of our business, as well as $723,450 in notes payable, $50,000 loan payable and $92,500 due to related parties. Included in these obligations are convertible notes in the principal amount of $100,000. At the option of either the holder or our company, the principal and accrued interest is convertible in whole into shares of our common stock at a conversion price of $ 0.40 per share. As of the date of this report we have not received conversion notices from any of the note holders. These promissory notes matured on July 1, 2015 and are expected to be renewed by the holders. Additionally, between November 2014 and June 2015 our former COO, CFO and CEO provided advances to us for a total of approximately $95,000 for working capital purposes and currently has an outstanding balance of $92,500. These advances are due on demand and bear no interest. As described elsewhere herein, we do not have sufficient funds to repay these obligations.

Net cash used in operating activities was approximately $817,000 for fiscal 2015 as compared to approximately $425,000 and $850,000 for the six months ended June 30, 2014 and for the year ended December 31, 2013 respectively.

During fiscal 2015 cash was used as follows:

●	net loss was approximately $4.1 million , and
●	an increase in our accounts receivable of approximately $64,000, and
●
a decrease in our inventory, prepaid expenses and other current assets of approximately $82,000 and an increase in our accounts payable and accrued expenses of approximately $377,000, partially offset by a

●	non-cash operating expenses of amortization and depreciation of approximately $120,000, impairment expense of $658,000 and stock based compensation of approximately $2.1 million.

During the six months ended June 30, 2014 period cash was used as follows:

●	net loss was approximately $555,000, and
●	a decrease in our inventory of approximately $21,000,
●	an increase in prepaid expenses and other current assets of approximately $20,000 and an increase in our accounts payable and accrued expenses of approximately $80,000, partially offset by a
●	non-cash operating expenses of approximately $53,000.

During the year ended December 31, 2013 period cash was used as follows:

●	net loss was approximately $842,000, and
●	an increase in our inventory of approximately $46,000 and accounts payable and accrued expenses of approximately $33,000, partially offset by a
●	non-cash operating expenses of approximately $8,000.

Net cash used in investing activities which relates to the purchase of property and equipment for fiscal 2015 was approximately $46,000 as compared to approximately $23,000 and $24,000 for the six months ended June 30, 2014 and for the year ended December 31, 2013 respectively.

Net cash provided by financing activities for fiscal 2015 was approximately $849,000 as compared to approximately $457,000 and $872,000 for the six months ended June 30, 2014 and for the year ended December 31, 2013 respectively. During fiscal 2015, we received proceeds of approximately $414,000 from the issuance of the 3% notes, $50,000 for loans payable, $292,000 from the issuance of our common stock and related party advances of $96,000. During the six months ended June 30, 2014, approximately $457,000 of these funds were primarily advances to us by our then parent company and have subsequently been forgiven. Additionally, we received gross proceeds of $290,000 from the issuance of notes during the six months ended June 30, 2014. During the year ended December 31, 2013, approximately $872,000 of these funds were primarily advances to us by our then parent company, have subsequently been forgiven and have been reclassified as equity contributions.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

JUNE 30, 2015

CONTENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - As of June 30, 2015, June 30, 2014 and December 31, 2013	F-3

Consolidated Statement of Operations - For the Year Ended June 30, 2015, for the Six Months Ended June 30, 2014 and for the Year Ended December 31, 2013	F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) - For the Year Ended June 30, 2015, for the Six Months Ended June 30, 2014 and for the Year Ended December 31, 2013	F-5

Consolidated Statement of Cash Flows – For the Year Ended June 30, 2015, for the Six Months Ended June 30, 2014 and for the Year Ended December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors

America Greener Technologies, Inc.

We have audited the accompanying consolidated balance sheets of America Greener Technologies, Inc. and Subsidiaries as of June 30, 2015, June 30, 2014, and December 31, 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended June 30, 2015, for the six months ended June 30, 2014, and for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America Greener Technologies, Inc. and Subsidiaries as of June 30, 2015, June 30, 2014, and December 31, 2013 and the results of their operations and their cash flows for the year ended June 30, 2015, for the six months ended June 30, 2014, and for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses of $4,132,834, $555,302, and $842,356 for the year ended June 30, 2015, for the six months ended June 30, 2014, and for the year ended December 31, 2013, respectively and the Company had cash used in operations of $816,625, $424,517, and $849,997 for the year ended June 30, 2015, for the six months ended June 30, 2014, and for the year ended December 31, 2013, respectively. Additionally, the Company has an accumulated deficit of approximately 5.7 million at June 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ D’Arelli Pruzansky, P.A.
                                                                 Certified Public Accountants

Boca Raton, Florida

October 13, 2015

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,	December 31,
	2015	2014	2013
ASSETS
Current assets:
Cash	$10,437	$24,885	$15,006
Accounts receivable	54,217	-	-
Inventory	51,093	111,619	132,889
Prepaid expenses and other current assets	16,699	29,888	10,028

Total current assets	132,446	166,392	157,923

Other assets:
Property and equipment, net	76,723	49,641	31,510
Intangible assets, net	1,601	1,601	1,601
Deposit	3,500	3,500	-
Total other assets	81,824	54,742	33,111

Total assets	$214,270	$221,134	$191,034

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$470,301	$112,890	$33,302
Convertible notes payable - related parties	100,000	100,000	-
Notes payable	400,091	144,960	-
Notes payable - related party	223,359	44,951	-
Loans payable	50,000	-	-
Due to related parties	92,500	-	-
Total current liabilities	1,336,251	402,801	33,302

Commitments and contingencies (Note 8)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized: none shares issued and outstanding	-	-	-
Common stock, $0.001, 75,000,000 shares
authorized: 20,484,848 shares, 19,005,014 shares and 15,000,000 shares
issued and outstanding at June 30, 2015, June 30, 2014 and December 31, 2013, respectively	20,485	19,005	15,000
Additional paid in capital	4,589,200	1,398,160	1,186,262
Accumulated deficit	(5,731,666)	(1,598,832)	(1,043,530)
Total stockholders' equity (deficit)	(1,121,981)	(181,667)	157,732

Total liabilities and stockholders' equity (deficit)	$214,270	$221,134	$191,034

See accompanying notes to consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	FOR THE YEAR	FOR THE SIX MONTHS	FOR THE YEAR
	ENDED JUNE 30, 2015	ENDED JUNE 30, 2014	ENDED DECEMBER 31, 2013

Revenues
Net revenues - products	$16,646	$-	$-
Net revenues - services	753,619	114,619	-
Total revenues	770,265	114,619	-

Cost of revenues
Cost of revenues - products	21,077	-	-
Cost of revenues - services	169,412	36,511	-
Total cost of revenues	190,489	36,511	-

Gross profit	579,776	78,108	-

Operating expenses:
Amortization and depreciation	116,757	4,787	7,985
Marketing, selling and advertising expenses	135,129	4,200	116,545
Compensation expense	2,497,246	135,250	24,155
Professional fees	232,290	128,612	22,729
Consulting fees	755,122	248,876	458,076
Loss on impairment of intangible asset	657,693	-	-
General and administrative	298,784	109,463	212,866
Total operating expenses	4,693,021	631,188	842,356

Loss from operations	(4,113,245)	(553,080)	(842,356)

Other expense
Interest expense	(19,589)	(2,222)	-
Total other expense	(19,589)	(2,222)	-

Loss before provision for income taxes	(4,132,834)	(555,302)	(842,356)

Provision for income taxes	-	-	-

Net loss	$(4,132,834)	$(555,302)	$(842,356)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	19,875,952	17,276,362	8,000,000

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.21)	(0.03)	(0.11)

See accompanying notes to consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2013, FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND FOR THE YEAR ENDED JUNE 30, 2015

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2012	-	-	15,000,000	15,000	(14,999)	(201,174)	(201,173)

Stockholder's capital contribution			-	-	1,201,261	-	1,201,261

Net loss for the year ended December 31, 2013	-	-	-	-	-	(842,356)	(842,356)

Balance at December 31, 2013	-	$-	15,000,000	$15,000	$1,186,262	$(1,043,530)	$157,732

Recapitalization of the Company	-	-	2,505,014	2,505	(2,505)	-	-

Principal stockholder's capital contribution	-	-	-	-	165,903	-	165,903

Issuance of common stock for cash and services	-	-	1,500,000	1,500	48,500	-	50,000

Net loss for the six months ended June 30, 2014	-	-	-	-	-	(555,302)	(555,302)

Balance at June 30, 2014	-	-	19,005,014	19,005	1,398,160	(1,598,832)	(181,667)

Issuance of common stock for cash	-	-	584,734	585	291,782	-	292,367

Issuance of common stock for services	-	-	20,100	20	10,030	-	10,050

Issuance of common stock for cash and services	-	-	100,000	100	84,900	-	85,000

Issuance of common stock in connection with asset purchase agreement	-	-	775,000	775	766,475	-	767,250

Vesting of stock options to employees and consultants	-	-	-	-	2,037,853	-	2,037,853

Net loss for the year ended June 30, 2015	-	-	-	-	-	(4,132,834)	(4,132,834)

Balance at June 30, 2015	-	$-	20,484,848	$20,485	$4,589,200	$(5,731,666)	$(1,121,981)

See accompanying notes to consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR	FOR THE SIX MONTHS	FOR THE YEAR
	ENDED JUNE 30, 2015	ENDED JUNE 30, 2014	ENDED DECEMBER 31, 2013

Cash flows from operating activities:
Net loss	$(4,132,834)	$(555,302)	$(842,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	120,431	4,787	7,985
Bad debts	9,609	-	-
Stock based compensation	2,132,803	48,500	-
Loss on impairment of intangible asset	657,693	-	-

Changes in operating assets and liabilities
Accounts receivable	(63,826)	-	-
Inventory	68,899	21,270	(45,519)
Prepaid expenses and other current assets	13,189	(19,860)	(3,409)
Deposit	-	(3,500)	-
Accounts payable and accrued liabilities	377,411	79,588	33,302
Net cash used in operating activities	(816,625)	(424,517)	(849,997)

Cash flows from investing activities:
Purchase of property and equipment	(46,329)	(22,918)	(23,567)
Net cash used in investing activities	(46,329)	(22,918)	(23,567)

Cash flows from financing activities:
Proceeds from notes payable	413,539	289,911	-
Proceeds from loan payable	50,000	-	-
Proceeds from related party advances	95,500	-	-
Payments made for related party advances	(3,000)	-	-
Proceeds from related party equity contributions	-	165,903	872,476
Proceeds from issuance of common stock	292,467	1,500	-
Net cash provided by financing activities	848,506	457,314	872,476

Net (decrease) increase in cash	(14,448)	9,879	(1,088)

Cash at beginning of period	24,885	15,006	16,094

Cash at end of period	$10,437	$24,885	$15,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Contributed capital in connection with the forgiveness of related party advances	$-	$165,903	$1,201,261
Issued a note payable to settle accounts payable	$20,000	$-	$-
Issuance of common stock in connection with asset purchase agreement	$767,250	$-	$-
Acquisition of inventory in connection with asset purchase agreement	$8,373	$-	$-

See accompanying notes to consolidated financial statements.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

On October 31, 2014 AGT Soft Wave, Inc. (“AGT Soft Wave”), a newly formed Nevada corporation that is a wholly-owned subsidiary of the Company, acquired certain assets from Soft Wave Innovations, Inc., an Arizona corporation (“Soft Wave”), in exchange for 775,000 shares of the Company’s common stock valued at $767,250 or $0.99 per share under the terms of an asset purchase agreement (the “Asset Purchase Agreement”) by and among the Company, AGT Soft Wave and Soft Wave. The assets that were acquired included customer contracts, trade names, inventory, tools and parts, and demonstration contracts related to the prior joint venture with Soft Wave.  As of June 30, 2015, the Company’s management determined that these assets were fully impaired and recorded an impairment loss equal to the aggregate carrying value of these assets. AGT Soft Wave’s principal business is focused on the development, manufacturing, marketing and servicing of certain water treatment technology related to an apparatus for generating a multi-vibrational field in worldwide residential, commercial and industrial markets including energy and power generation, petroleum and petrochemical, mining and mineral processing. The Company uses a certain patented technology that reduces and eliminates chemical water treatment which also helps reduce maintenance cost and conserve water.

Recapitalization

On February 25, 2014, America Greener Technologies Corporation, a private Arizona corporation ("AGT Subsidiary"), which is the historical business, entered into a Share Exchange Agreement with the Company (formerly Osler Incorporated) and the shareholders of AGT Subsidiary whereby the Company agreed to acquire all of the issued and outstanding capital stock of AGT Subsidiary in exchange for 15,000,000 shares of the Company’s common stock. On March 19, 2014 the transaction closed and AGT Subsidiary is now a wholly-owned subsidiary of the Company. Prior to the acquisition of AGT Subsidiary, the Company was a shell company.

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

On February 25, 2014, AGT Subsidiary changed its fiscal year end to June 30 from December 31. Accordingly these consolidated financial statements reflect the year ended June 30, 2015, the transition period of the six months ended June 30, 2014, and the year ended December 31, 2013 and the Company’s financial condition at June 30, 2015, June 30, 2014, and December 31, 2013 which was the end of the prior fiscal year previously reported.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Basis of presentation and going concern

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have eliminated. As reflected in the accompanying financial statements, the Company has incurred net losses of $4,132,834, $555,302, and $842,356 for the year ended June 30, 2015, for the six months ended June 30, 2014, and for the year ended December 31, 2013, respectively and the Company had cash used in operations of $816,625, $424,517, and $849,997 for the year ended June 30, 2015, for the six months ended June 30, 2014, and for the year ended December 31, 2013. Additionally the Company has an accumulated deficit of approximately $5.7 million at June 30, 2015. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets, intangible assets, stock based compensation and the useful lives of property and equipment.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2015, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2015, June 30, 2014, and December 31, 2013, allowance for doubtful accounts amounted to $9,609, $0 and $0, respectively.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
Inventory

Inventory, consisting of finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the first-in, first-out method.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $16,699, $29,888, and $10,028 at June 30, 2015, June 30, 2014, and December 31, 2013, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses included prepayments in cash for  consulting fees and insurance, which are being amortized over the terms of their respective agreements.

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The estimated fair values of certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and notes and loans payable approximates their carrying values because of the short-term nature of these instruments and for the use of implicit interest rates.

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Intangible assets

Legal costs associated with serving and protecting trademarks are capitalized. During the period from February 14, 2012 (inception) to December 31, 2012, the Company filed a trademark for its company logo. In accordance with ASC 350-30-35 “Intangibles, Goodwill and Other”, the Company does not amortize its trademark, which is determined to have an indefinite useful life. Instead, the Company assesses its other trademark for impairment annually and when circumstances indicate that the carrying value may not be recoverable.

Other intangible assets include customer and demonstration contracts and tradenames purchased and recorded based on the cost to acquire them. These assets are amortized over 5 years. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amounts may no longer be recoverable.

Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;
2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment charges during the year ended June 30, 2015, the six months ended June 30, 2014, and the year ended December 31, 2013 of $657,693, $0 and $0, respectively.

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

The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue from periodic maintenance service agreements is generally recognized ratably over the respective maintenance periods, provided no significant obligations remain and collectability of the related receivable is probable.

Revenue from the sale of the Company’s Polarchem’s solution and products are recognized upon delivery to the customers.

Revenue for equipment installation and cleaning services is recognized upon completion of the installation and cleaning services. Approximately 98% of the Company’s revenues for the year ended June 30, 2015 and 100% of the Company’s revenues for the six months ended June 30, 2014 were generated from these revenue stream. The Company did not generate any revenues during the year ended December 31, 2013

Revenue for services performed such as consulting and optimization services are recognized when services have been rendered.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

During the year ended June 31, 2015, sales to two customers (59% and 10%) represented approximately 69% of the Company’s net sales. During the six months ended June 30, 2014, sales to one customer represented 100% of the Company’s net sales. There were no sales during the year ended December 31, 2013. As of June 30, 2015, the Company had four customers (25%, 12%, 20%, and 11%) representing approximately 68% of gross accounts receivable. As of June 30, 2014 and December 31, 2013, accounts receivable for both periods was $0.

Income taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax position. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of June 30, 2015, June 30, 2014, and December 31, 2013, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The Company's 2015, 2014, and 2013 tax years may still be subject to federal and state tax examination.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, “Compensation – Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were 3,000,000 options outstanding as of June 30, 2015 and no options outstanding as of June 30, 2014 and December 31, 2013. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50, “Equity – Based Payments to Non-Employees”.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date.  Measurement date is the date at which the equity share price and other pertinent factors, such as expected volatility, that enters into measurement of the total recognized amount of compensation cost for an award of share-based payments are fixed. The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Marketing, selling and advertising

Marketing, selling and advertising costs are expensed as incurred. For the year ended June 30, 2015, for the six months ended June 30, 2014, and for the year ended December 31, 2013, such expenses were $135,129, $4,200, and $116,545, respectively.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At June 30, 2015, June 30, 2014, and December 31, 2013, the Company has had 3,250,000, 250,000 and 0 potentially dilutive securities outstanding, respectively, in connection with the convertible notes (see Note 5) and stock options (see Note 7) which were excluded from the diluted net loss per share computation as their effect would be anti-dilutive.

Recent accounting pronouncements

Accounting standards which were not effective until after June 30, 2015 are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2015	June 30, 2014	December 31, 2013

Demonstration equipment	5 years	51,494	51,494	35,266
Furniture and fixtures	5 years	7,747	7,747	4,657
Computer equipment	3 years	11,805	3,600	-
Water treatment equipment	3 years	33,624	-	-
Warehouse equipment	3 years	900	900	900
Vehicle	5 years	4,500	-	-
Less: Accumulated depreciation		(33,347)	(14,100)	(9,313)
		$76,723	$49,641	$31,510

For the year ended June 30, 2015, for the six months ended June 30, 2014, and for the year ended December 31, 2013, depreciation expense amounted to $19,247, $4,787, and $7,985 respectively.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 3 – BUSINESS ACQUISITION

On October 31, 2014 AGT Soft Wave, a wholly-owned subsidiary of the Company, acquired certain assets, constituting a business, from Soft Wave Innovations Inc., a third party, in exchange for 775,000 shares of the Company’s common stock valued at $767,250 or $0.99 per share under the terms of the Asset Purchase Agreement by and among the Company, AGT Soft Wave and Soft Wave.  The purpose of the acquisition was to acquire certain targeted customer relationships, demonstration contracts and trade names of Soft Wave which would generate incremental revenues to the Company while making additional use of the Company's area of expertise. The fair value of the shares of the common stock were based on the quoted trading price on the closing date of the transaction (see Note 7). The assets that were acquired included customer contracts, trade names, inventory, tools and parts, and demonstration contracts related to the prior joint venture with Soft Wave. The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets acquired directly on the financial statements of the subsidiary, AGT Soft Wave.

The purchase price paid by the Company had been allocated to assets acquired on the records of the Company as follows:

Inventory	$8,373
Customer and demonstration contracts and trade names – intangible assets	758,877
Purchase price	$767,250

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 3 – ACQUISITION OF ASSETS (continued)

The following table summarizes the unaudited pro forma consolidated results of operations as if the Company’s acquisition of assets of Soft Wave had occurred on January 1, 2013:

	For the year ended June 30, 2015		For the six months ended June 30, 2014		For the year ended December 31, 2013
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net Revenues	$770,265	$910,400	$114,619	$338,647	$-	$490,367
Loss from operations	(4,113,245)	(4,170,272)	(553,080)	(602,457)	(842,356)	(852,536)
Net Loss	(4,132,834)	(4,189,678)	(555,302)	(604,678)	(842,356)	(852,536)
Net Loss per common share:
Basic and diluted	$(0.21)	(0.21)	$(0.03)	$(0.04)	$(0.11)	$(0.11)

The unaudited pro forma consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if the Company and acquisition of assets of Soft Wave had been completed at the beginning of fiscal year 2013, or results that may be obtained in any future period.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets include trademarks and purchased customer and demonstration contracts and trade names which are recorded based on their acquisition cost and consisted of the following:

June 30, 2015

Customer and demonstration contracts and trade names	$758,877
Trademark	1,601
Accumulated amortization	(101,184)
Intangible assets, net	659,294
Less: impairment loss (see Note 1)	(657,693)
Intangible assets, net	$1,601

Amortization of customer, demonstration contracts and tradenames is included in operating expenses as reflected in the accompanying consolidated statements of operations. The trademarks is not amortized due to its indefinite life.

Amortization expense for the year ended June 2015, for the six months ended June 30, 2014, and the year ended December 31, 2013 was $101,184, $0, and $0, respectively. During the year June 30, 2015, the Company reviewed its intangible assets for impairment and has determined that the carrying amount of the assets may not be recoverable. The Company recognized an impairment loss of $657,693 on its customer, demonstration contracts and tradenames.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 5 – LOANS AND NOTES PAYABLE

Loan payable

In March 2015, an unrelated party loaned a total of $50,000 to the Company. This loan is non-interest bearing and is due on demand. The proceeds were used for working capital purposes. As of June 30, 2015, loan payable amounted to $50,000.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 5 – LOANS AND NOTES PAYABLE (continued)

Convertible notes payable – related party

In March 2014 prior to the recapitalization, AGT Subsidiary issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Subsidiary in payment of advances made in January 2014 and February 2014. Additionally, the note holders are majority stockholders of the Company (see Notes 6). These notes were to mature on June 30, 2014 but were extended to December 31, 2014, and are convertible at any time at either the option of the holder or AGT Subsidiary into shares of AGT Subsidiary’s common stock at a conversion price of $0.40 per share. Following the closing of the recapitalization on March 19, 2014, by the terms of the notes these are now convertible into shares of the Company’s common stock at $0.40 per share. At June 30, 2015, the Company had $3,917 in accrued interest on the notes. On December 30, 2014, the maturity date has been extended to July 2015 (see Note 8). These notes are expected to be renewed by the holders.

At June 30, 2015, the principal amounts of these convertible notes amounted to $100,000. The Company has determined that there was no beneficial conversion feature associated with these notes as the conversion price of the notes was higher than the fair value of the Company’s common stock based on a sales transaction that occurred in March 2014.

Promissory notes (including related party)

Between April 2014 and September 2014, the Company issued 3% promissory notes in the aggregate principal amount of $623,450. One of the note holders is a principal stockholder of the Company. These notes matured on July 1, 2015 and may be prepaid in whole or in part without any penalty. These notes were used for working capital purposes. These promissory notes matured on July 1st 2015 and are expected to be renewed by the holders or will be converted to common shares at a yet to be announced price.

At June 30, 2015, the Company had $15,050 in accrued interest on these promissory notes.

Notes payable consisted of the following:

	June 30, 2015	June 30, 2014	December 31, 2013
Notes payable – unrelated party	$400,091	$144,960	$-
Notes payable – related party (see Note 6)	223,359	44,951	-
Total notes payable	$623,450	$189,911	$-

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

From time to time, since inception, the Company’s parent company, AGT Canada, provided advances to the Company for working capital purposes. For the period from February 14, 2012 (inception) to June 30, 2014, AGT Canada provided advances aggregating to $1,367,164. The advances were due on demand and interest free. During the year ended December 31, 2013 and the six months ended June 30, 2014, AGT Canada waived the payment of such advances of $1,201,261 and $165,903, respectively, and accordingly reclassified these to additional paid in capital as stockholder’s capital contribution, leaving a balance of advances of $0 at June 30, 2015, June 30, 2014 and December 31, 2013.

Through the Company’s former parent, AGT Canada, the Company entered into a general agreement and contract dated in November 2011 with Polarchem. The owners of Polarchem are shareholders of AGT Canada. In February 2014, AGT Subsidiary entered into a 30 year license agreement with Polarchem which superseded the Original Agreement with AGT Canada (see Note 6). There were no purchased inventories and products from Polarchem during the year ended June 30, 2015 and the six months ended June 30, 2014. The Company purchased inventories and products from Polarchem totaling approximately $64,000 during the year ended December 31, 2013.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

In January 2013, the Company entered into three independent contractor agreements with Mr. Michael Boyko, the Company’s former Chief Executive Officer, Energistics Consulting, LLC, a company owned by Mr. Rick Barbosa, the Company’s former Chief Operating Officer, and Mr. James Mack (see Note 8).

In January 2014, the Company’s former COO provided advances to AGT Subsidiary for working capital purposes for $5,000. The advance was due on demand and interest free. This advance was paid by the end of January 2014. In May 2014, the Company’s former COO provided additional advances to the Company for working capital purposes for $10,000. The 2nd advance was due on demand and bore 3% interest. The 2nd advance was paid on May 16, 2014 in the amount of $10,300 which included interest of $300.

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

Between September 2014 and March 2015, the Company’s former COO provided advances to AGT Subsidiary for working capital purposes for $18,000. The advance was due on demand and interest free. The Company paid back $3,000 in November 2014 leaving a balance of $15,000 as of June 30, 2015.

Between November 2014 and March 2015, the Company’s former CFO, Ms. Borgen, provided advances to the subsidiaries of the Company for working capital purposes for $75,000. The advance was due on demand and interest free. As of June 30, 2015, advances owed to the former CFO amounted to $75,000.

In March 2015, the Company’s former CEO provided advances to the subsidiaries of the Company for $2,500 for working capital purposes. The advance was due on demand and interest free. As of June 30, 2015, advances owed to the former CEO amounted to $2,500.

On September 2, 2015, Mr. Boyko, Mr. Barbosa and Ms. Borgen resigned their positions as executive officers of the Company. On September 8, 2015, Mr. John Mooney was appointed the Chief Executive Officer, President and Secretary of the Company.  As a result, Mr. Mooney is currently the Company’s sole director and sole officer.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common stock

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

On March 21, 2014 the Company sold 1,500,000 shares of the Company’s common stock with a fair market value of $50,000 at a purchase price of $0.001 per share to two accredited investors pursuant to the term and conditions of a consulting agreement entered into in December 2013 by AGT Subsidiary. Stock based compensation of $48,500 had been recognized in the accompanying consolidated statements of operations during the six months ended June 30, 2014 (see Note 8).

On October 31, 2014 AGT Soft Wave, a wholly-owned subsidiary of the Company, acquired certain assets, constituting a business, from Soft Wave Innovations Inc., a third party, in exchange for 775,000 shares of the Company’s common stock valued at $767,250 or $0.99 per share under the terms of the Asset Purchase Agreement by and among the Company, AGT Soft Wave and Soft Wave. The fair value of the shares of the common stock were based on the quoted trading price on the date of closing (see Note 3).

Between November 2014 and February 2015, the Company sold 584,734 shares of the Company’s common stock for cash and received net proceeds of $292,367 or $0.50 per share.

In November 2014, the Company issued 20,100 shares of its common stock at $0.50 per common share to a consultant as payment for accounting services rendered. The Company valued these common shares at the fair value of $0.50 per common share based on the sale of common stock in a private placement at $0.50 per common share. In connection with issuance of these common shares, the Company recorded stock-based professional fees of $10,050.

On May 11, 2015 the Board of Directors of the Company ratified the prior execution of a Consulting Agreement dated April 6, 2015 with Emmanuel Kouyoumdjian pursuant to which Mr. Kouyoumdjian was engaged to assist us with a variety of services including the introduction to financial relations companies and other financial services, stockholder relations, and introduction to FINRA member firms.  The initial term of the agreement is six months and it may be renewed upon the mutual consent of the parties.  As compensation for the initial term, the Company agreed to issue him 100,000 shares of the Company’s common stock for a cash payment of $100, valued at $85,000 or $0.85 per share, and agreed to pay him $2,500 per month and to reimburse him for his expenses.  If the Company has not terminated the agreement after the initial six months, the Company agreed to issue him an additional 100,000 shares of the Company’s common stock for $100. In connection with issuance of these common shares, the Company recorded stock-based consulting fees of $84,900. The fair value of the shares of the common stock was based on the quoted trading price on the date of grant.

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

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

In connection with the stock option granted in fiscal 2015, the Company recorded stock based compensation and consulting for the year ended June 30, 2015 of $2,037,853 which was included in compensation and consulting expense as reflected in the accompanying consolidated statements of operations.

A summary of the stock options and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
June 30, 2014	-	-	-
Granted	3,000,000	0.64	5.00
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at June 30, 2015	3,000,000	$0.64	4.35

Options exercisable at June 30, 2015	3,000,000	$0.64
Options expected to vest	-

Weighted average fair value of options granted during the year ended June 30, 2015			$0.68

Stock options outstanding at June 30, 2015 as disclosed in the above table have approximately $210,000 intrinsic value at the end of the period. There were no unrecognized option costs as all outstanding options were fully vested at June 30, 2015.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Consulting agreements

In January 2013, through the Company’s wholly owned subsidiary, AGT Subsidiary entered into three independent contractor agreements with Mr. Michael Boyko, former Chief Executive Officer of AGT Subsidiary, Energistics Consulting LLC, a company owned by the former Chief Operating Officer of AGT Subsidiary, Mr. Barbosa, and Mr. James Mack (see Note 6). As compensation for their services per the terms of their respective agreements, the Company pays fees to i) Mr. Boyko of $10,000 per month ii) Energistics Consulting, LLC of $8,000 per month and iii) Mr. Mack of $4,000 per month. Additionally, the Company pays reimbursement for out of pocket travel expenses.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

In September 2014, the terms of the consulting agreement with Mr. Boyko, the former Chief Executive Officer, were orally modified pursuant to which the compensation payable under the agreement was increased from $10,000 per month to $12,000 per month.  In addition, in September 2014 the terms of a consulting agreement with Energistics Consulting LLC, a company owned by Mr. Rick Barbosa, a former executive officer of the Company, were orally modified pursuant to which the compensation payable under the agreement was increased from $8,000 per month to $12,000 per month.

These agreements contain customary confidentiality provisions and may be terminated by either party upon 30 days notice. Upon the closing of the Share Exchange Agreement in March 2014, Michael C. Boyko, Ricardo A. Barbosa and James Mack were appointed as the board of directors and officers of the Company. Following the closing, Mr. Boyko was also appointed as Chief Executive Officer and President of the Company and Mr. Barbosa was appointed Chief Operating Officer and Secretary of the Company. On September 2, 2015, Mr. Boyko, Mr. Barbosa and Mr. Mack resigned their positions as executive officers of the Company and such consulting agreements were terminated on the same date.

In December 2013, AGT Subsidiary entered into a consulting agreement with a consulting company to provide due diligence and advisory services in connection with merger, acquisition or other forms of business combination matters. The term of this agreement was for a period of the earlier of six months from the date of this agreement or until AGT Subsidiary consummated a business combination, whichever is earlier. AGT Subsidiary agreed to pay the consultant a fee of $100,000, payable in two installments of $ 50,000 each in January 2014 and February 2014. Additionally, if AGT Subsidiary consummates a business combination during the term of this agreement, the consultant was entitled to purchase a total of 1,500,000 shares of the common stock, or 7.88%, whichever is greater, of the combined entity at par value or $0.001 per share, whichever is less. On March 21, 2014 the Company sold 1,500,000 shares of the Company’s common stock at a purchase price of $1,500 or $0.001 per share to such consultant. The Company accounted for such transaction under ASC 505-50-30 “Equity-based payments to Non-employees” and accordingly recorded stock based compensation of $48,500 which is equal to the fair value of shares issued in excess of the purchase price of $1,500 (see Note 7). ASB 505-50-30 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company has determined that the fair value of the consideration received is more reliably measurable.

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

Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	2-3 years	4-5 years	5+ years
Operating lease	$184,800	$39,600	$118,800	$26,400	-
Total	$184,800	$39,600	$118,800	$26,400	$-

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Rent expense was $49,400, $21,017, and $40,312 for the year ended June 30, 2015, for the six months ended June 30, 2014, and for the year ended December 31, 2013, respectively.

Patent Assignment

In July 2014, Gary Dean Wilson and Michael Dean Brown, the inventors of certain patented technology used by Soft Wave, assigned all of their right title and interest in and to that certain U.S. Patent No. 8,477,003, Serial No. 13/262.227 for apparatus for generating a multi-vibrational field to the Company in exchange for the payment of royalties. In September 2014, the Company agreed to pay a royalty of an aggregate of 5% to Mr. Wilson and Mr. Brown based on annual gross sales income related to the patent. Payment of royalty shall be on the 15th of the month following the receipt of the associated sales. The royalty shall have a maximum payout of $20 million. In October 2014, the Company orally re-negotiated the payments terms whereby the royalty has increased to 6% and royalties will be paid to Mr. Wilson, Mr. Brown and a few other key Soft Wave associates The Company expects to enter into a written agreement memorializing the current terms during fiscal 2015.  During the year ended June 30, 2015, the Company recorded royalty expense of approximately $18,700. As of June 30, 2015, the Company has accrued royalty expense of approximately $18,700 in connection with the patent assignment.

NOTE 9 – INCOME TAXES

The Company has incurred aggregate net operating losses of approximately $2.8 million for income tax purposes as of June 30, 2015. The net operating loss can be carried forward to reduce future years’ taxable income and will expire, if not utilized, through 2035. Utilization of these tax net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain ownership changes. Management believes that the realization of the benefits from these losses is not more likely than not to occur due to the Company’s limited operating history and continuing losses. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended:

	June 30, 2015	June 30, 2014	December 31, 2013
U.S “expected” income tax	$(1,446,000)	$(194,000)	$(295,000)
State income taxes, net of benefit	(248,000)	(34,000)	(39,000)
Non-cash compensation	874,000	20,000	-
Change in valuation allowance	820,000	208,000	334,000
Total provision for income taxes	$—	$—	$—

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	June 30, 2015	June 30, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryover	$1,144,000	$621,000	$413,000
Amortization and impairment of intangible assets	297,000	-	-
Less: valuation allowance	(1,441,000)	(621,000)	(413,000)
Net deferred tax asset	$—	$—	$—

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at June 30, 2015, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $820,000, $208,000 and $334,000 during the year ended June 30, 2015, six months ended June 30, 2014 and the year ended December 31, 2013, respectively. Management does not believe that any uncertain tax positions have been taken in its 2012 and 2013 tax return or will be taken in its 2014 or 2015 tax returns.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 10 – TRANSITIONAL REPORT

The following table summarizes the audited consolidated results of operations for the year ended June 30, 2015, for the six months ended June 30, 2014 and for the year ended December 31, 2013:

	For the Year Ended June 30, 2015	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Net revenues	$770,265	$114,619	$-
Gross profit	579,776	78,108	-
Loss from operations	(4,113,245)	(553,080)	(842,356)
Net loss	(4,132,834)	(555,302)	(842,356)
Weighted average per share – Basic and Diluted	19,875,952	17,276,362	8,000,000
Loss per common share – Basic and Diluted	(0.21)	(0.03)	(0.11)

The audited consolidated information above is for comparative and informational purposes only.

NOTE 11 – SUBSEQUENT EVENTS

In July 2015, the Company sold 200,000 shares of the Company’s common stock for cash and received net proceeds of $100,000 or $0.50 per share.

On August 24th 2015, Ms. Carrie Borgen and Mr. Rick Barbosa, the former executive officers of the Company, converted a total of $90,000 in unsecured loans to secured loans using Uniform Commercial Code (“UCC”) Liens signed by Mr. Mike Boyko, the former CEO of the Company. The Company do not believe the approval of the then board of directors was obtained at the time of the granting of the security interest.  The Company have engaged legal counsel to evaluate the validity of the granting of the security interest. If it should be ultimately determined that these former officers and directors have a valid security interest in the Company’s assets, in the event that the Company is unable to satisfy the amounts due them, they could foreclose on the Company’s assets.

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

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of June 30, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses, due to the following:

●
Deficiencies in segregation of duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●
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

ITEM 9B.    OTHER INFORMATION.

None, except as previously reported.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our current executive officers and directors.

Name	Age	Positions

John P. Mooney	76	Director, President, Chief Executive Officer, principal financial and accounting officer

John P. Mooney.  Mr. Mooney has served as an officer and director of our company since September 2015.  Since 1986, Mr. Mooney has served as Chief Executive Officer, President and a director of Globe Net Financial Group, a division of Pacific Venture Marketing Corporation, a private financial consulting firm based in Richmond, British Columbia, which he controls.  From 2012 until our acquisition of the entity in March 2014, he also served as an officer and director of our subsidiary, AGT Arizona.

There are no family relationships between any of the executive officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director Qualifications, Board Leadership Structure and Risk Management

Since September 2015 Mr. Mooney has served as our sole director and sole officer.  Mr. Mooney is one of the company’s largest single shareholders and has agreed to serve, on an interim basis. Mr. Mooney has extensive experience in debt negotiations and corporate restructuring in the public company sector and has been a serial entrepreneur and executive. Mr. Mooney agreed to serve because of the abrupt resignation of our prior management and the board of directors.

Our Board considered Mr. Mooney's professional experience as a president and chief executive officers of three Canadian public company and his role in negotiating and securing the Polarchem license agreement for AGT Arizona in determining his qualification to serve as a director of our company.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success.  We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk.  Mr. Mooney serves as both our Chief Executive Officer and sole member of our board of directors.  We do not have any independent directors.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces.

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

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

●	understands generally accepted accounting principles and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

Director Compensation

During fiscal 2015 directors who were our executive officers did not receive any compensation for services as directors.  The following table provides information on the compensation paid to our independent directors in fiscal 2015.

	Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

James Mack (2)	0	0	284,000	0	0	0	284,000
John D. Hofmeister (3)	0	0	183,635	0	0	0	183,635
Daniel J. McCauley III (4)	0	0	210,762	0	0	0	210,762

(1)           The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during fiscal 2015, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 7 of the notes to our consolidated financial statements appear later in this report.

(2)           Mr. Mack served as a member of our board of directors until September 2, 2015.  The amount of director compensation paid to Mr. Mack excludes fees paid to him under a consulting agreement.  See "Certain Relationships and Related Transactions" appear later in this report.

(3)           Mr. Hofmeister served as a member of our board of directors from March 9, 2015 until September 2, 2015.

(4)           Mr. McCauley served as a member of our board of directors from April 30, 2015 until September 2, 2015.

Code of Business Conduct and Ethics

In March 2014 our board of directors adopted a Code of Business Conduct and Ethics which applies to our board of directors, our executive officers and our employees, outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

●	public disclosure reporting,
●	insider trading,
●	discrimination and harassment,
●	health and safety,
●	conflicts of interest,
●	competition and fair dealing, and
●	protection of company assets.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2015 except for Ms. Carrie Borgen, a former executive officer and director.  Ms. Borgen failed to timely file her Form 3 upon joining our company. The late filing was subsequently made.

ITEM 11.                                EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,
●
our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at June 30, 2015 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at June 30, 2015.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Michael C. Boyko (1)	2015	138,000	0	0	284,000	0	0		422,000
	2014	0	0	0	0	0	0	60,000	60,000

Carrie Borgen (2)	2015	108,000	0	0	181,819	0	0	0	289,819

(1)           Mr. Boyko served as our President and Chief Executive Officer from March 2014 until August 2015.

(2)           Ms. Borgen served as our Chief Financial Officer from October 2014 until September 2015, and as our Chief Executive Officer and member of our board of directors from August 2015 until September 2015.

How the executive’s compensation is determined

Our subsidiary, AGT Arizona, was a party to an Independent Contractor Agreement dated January 1, 2013 with Mr. Boyko.  As compensation, AGT Arizona paid Mr. Boyko a fee of $10,000 per month and reimbursement for out of pocket travel expenses. In September 2014, the terms of the consulting agreement with Mr. Boyko were orally modified pursuant to which the compensation payable under the agreement was increased from $10,000 per month to $12,000 per month.  Mr. Boyko’s agreement was terminated upon his resignation on August 31, 2015.

Upon hiring Ms. Borgen as our Chief Financial Officer in October 2014 we agreed to pay Ms. Borgen a salary of $12,000 per month under an oral agreement.  We also granted her options to purchase 300,000 shares of our common stock at an exercise price of $0.70 per share as additional consideration.

Mr. Mooney, who was appointed our Chief Executive Officer in September 2015, is currently serving without compensation.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2015:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Michael C. Boyko	400,000	0	0	0.60	08/28/19	0	0	0	0
Carrie Borgen	300,000	0	0	0.70	10/01/19	0	0	0	0

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At October 2, 2015, we had 20,684,848 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of October 2, 2015 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 254 South Mulberry Street, Suite 113, Meza, AZ  85202.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
John P. Mooney (1)	3,673,096	17.9%
All officers and directors as a group (one person)(1)	3,673,096	17%
Michael E. Boyko (2)	2,724,921	13.2%
Insurance Marketing Solutions, LLC (3)	1,822,601	8.8%
James Corrigan (4)	1,312,335	6.3%
Russell Corrigan (5)	1,147,335	5.5%

(1)           The number of shares owned by Mr. Mooney includes (i) 3,583,096 shares of our outstanding common stock, and (ii) 90,000 shares underlying a convertible promissory note, all of which are held by Pacific Venture Marketing Corporation, a Canadian corporation over which he has voting and dispositive control.

(2)           Mr. Boyko served as our Chief Executive Officer and a member of our board of directors until August 2015.  Mr. Boyko's address is 935 South 132 Street, Gilbert, AZ  85233.

(3)           Mr. C. Leo Smith, formerly our sole officer and director until March 2013, holds voting and dispositive control over these shares.  Insurance Marketing Solutions, LLC’s address is 900 SE Third Avenue, Suite 202, Fort Lauderdale, FL 33316.

(4)           The number of shares owned by Mr. Corrigan includes 165,000 shares issuable upon the conversion of a 3% convertible promissory note in the principal amount of $64,000 which matures in June 2014.  Mr. Corrigan’s address is 15572 Columbia Avenue, White Rock, BC Canada V4B 1K6.

(5)           Mr. Corrigan’s address is 19315 3 A Avenue Surrey BC Canada V3S 9R9. Since September 2015 Mr. Corrigan has been assisting us with various transitional matters following the resignations of our prior officers and directors.  While we are not a party to any consulting or other agreement with him presently and are not compensating him for his assistance to Mr. Mooney, in the future we may formally engage him to provide services to us upon terms and conditions which have yet to be negotiated.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders:
2014 Equity Compensation Plan	3,000,000	0.64	0
Plans not approved by stockholders:	0	0	0

2014 Equity Compensation Plan

On March 19, 2014, our board of directors authorized our 2014 Equity Compensation Plan (the “2014 Plan”) covering 3,000,000 shares of common stock.  The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 200,000 shares of common stock.  The purpose of the 2014 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company.  The 2014 Plan is administered by our board of directors. Plan options may either be:

●	incentive stock options (ISOs),
●	non-qualified options (NSOs),
●	awards of our common stock, or
●	rights to make direct purchases of our common stock which may be subject to certain restrictions.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time AGT Canada, then AGT Arizona’s parent company, advanced AGT Arizona funds for working capital.  These advances, which totaled $1,201,261 for 2013, were due on demand.  AGT Canada forgave these advances, as well as all amounts advanced to AGT Arizona up to the closing of our acquisition of AGT Arizona on March 19, 2014.

AGT Arizona is a party to an Independent Contractors Agreement dated January 1, 2013 with Mr. James Mack, formerly a member of our board of directors.  In addition to his former role as a member of our board of directors, Mr. Mack was AGT Arizona’s environmental and governmental liaison.  As compensation, AGT Arizona paid Mr. Mack a fee of $4,000 per month and reimbursement for out of pocket travel expenses.  During fiscal 2015 and 2014, AGT Arizona paid Mr. Mack total consulting fees of $48,000 and 48,000, respectively.  This agreement contains customary confidentiality provisions and may be terminated by either party upon 30 days notice.  Mr. Mack’s agreement was terminated upon his resignation on September 2, 2015.

In January 2014 and February 2014 Mr. James Corrigan and Pacific Venture Marketing Corporation lent AGT Arizona an aggregate of $100,000.  AGT Arizona used these funds for working capital.  Pacific Venture Marketing Corporation is an entity controlled by Mr. Mooney, a principal stockholder of our company who has also served as our sole officer and director since September 2015.  In March 2014 AGT Arizona issued 3% convertible promissory notes to each of Mr. Corrigan and Pacific Venture Marketing Corporation evidencing these advances.  The notes are unsecured and the principal and accrued interest was initially due on June 30, 2014.  In August 2014, effective June 30, 2014, the lenders extended the due dates of the notes until December 31, 2014.  On December 30, 2014, the maturity date was extended to July 2015. At the option of either the holder or AGT Arizona, the principal and accrued interest is convertible in whole into shares of our common stock at a conversion price of $0.40 per share. These promissory notes matured on July 1st 2015 and are expected to be renewed by the holders.

In January 2014, Mr. Barbosa, formerly our Chief Operating Officer and a member of our board of directors, advanced AGT Arizona $5,000 for working capital. The advance, which was due on demand and interest free, was repaid in January 2014.  In May 2014, Mr. Barbosa advanced $10,000 to us for working capital. The May 2014 advance, which was due on demand and bore 3% interest, was repaid in May 2014. Between September 2014 and March 2015, the Company’s former COO provided advances to AGT Subsidiary for working capital purposes for $18,000. The advance was due on demand and interest free. We repaid $3,000 in November 2014 leaving a balance of $15,000 as of June 30, 2015.

Between November 2014 and March 2015, our former CFO, Ms. Borgen, provided advances to us for working capital purposes for $75,000. The advances were due on demand and interest free. As of June 30, 2015, advances owed to the former CFO amounted to $75,000.

In March 2015, our former CEO, Mr. Boyko, provided advances to us of $2,500 for working capital purposes. The advance was due on demand and interest free. As of June 30, 2015, advances owed to the former CEO amounted to $2,500.

Between May 2014 and September 2014 Pacific Ventures Marketing Corporation lent us an additional $223,359 under the terms of 3% promissory notes which matured on July 1, 2015.  We used these funds for working capital. These promissory notes matured on July 1,2015 and are expected to be renewed by the holder.

Director Independence

Our sole director is not considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by our independent registered public accounting firms for fiscal 2015 and fiscal 2014.

	Fiscal 2015	Fiscal 2014

Audit Fees	$40,000	$25,000
Audit-Related Fees	20,000	0
Tax Fees	0	0
All Other Fees	0	0
Total	$60,000	$25,000

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)           Financial statements.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated balance sheets at June 30, 2015, June 30, 2014 and December 31, 2013
●	Consolidated statements of operations for year ended June 30, 2015, six months ended June 30, 2014 and for the year ended December 31, 2013
●	Consolidated statements of cash flows for year ended June 30, 2015, six months ended June 30, 2014 and for the year ended December 31, 2013
●	Consolidated statement of changes in stockholders’ equity for year ended June 30, 2015, six months ended June 30, 2014 and for the year ended December 31, 2013
●	Notes to consolidated financial statements

(b)           Exhibits.

3.1	Articles of Incorporation (incorporated by reference to the registration statement on Form S-1, SEC File No. 333-146163, declared effective by the SEC on October 5, 2007 (the “S-1”))
3.2	Amended and Restated Articles of Incorporation (incorporated by reference to the Current Report on Form 8-K as filed on June 22, 2010)
3.3	Bylaws (incorporated by reference to the S-1)
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
10.10
3% convertible promissory note dated March 17, 2014 in the principal amount of $36,000 due Pacific Venture Marketing Corporation (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)

10.11
Addendum to Lease Agreement dated May 1, 2014 by and between America Greener Technologies, Inc. and MP Mulberry LLC (incorporated by reference to the Annual Report on Form 10-K for the transition period ended June 30, 2014)

10.12
Asset Purchase Agreement dated October 31, 2014 by and among America Greener Technologies, Inc., AGT Soft Wave, Inc. and Soft Wave Innovations, Inc. (incorporated by reference to the Current Report on Form 8-K filed on November 6, 2014)***

10.13	Form of note extension dated December 30, 2014 (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended December 31, 2014)
10.14
Consulting Agreement dated April 6, 2015 by and between America Greener Technologies, Inc. and Emmanuel Kouyoumdjian (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended December 31, 2014)

10.15	3% Promissory Note dated April 14, 2015 in the principal amount of $99,980 due Doug Corrigan (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended December 31, 2014)
14.1	Code Business Conduct and Ethics adopted March 19, 2014 (incorporated by reference to the Current Report on Form 8-K filed on March 24, 2014)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*	filed herewith.
***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
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

America Greener Technologies, Inc.

October 13, 2015	By:	/s/ John P. Mooney
John P. Mooney
Chief Executive Officer, principal financial and accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ John P. Mooney	Chief Executive Officer, director, principal executive officer and principal financial and accounting officer	October 13, 2015
John P. Mooney