Form 10-Q
period 2015-09-30
America Greener Technologies, Inc.
filed 2015-11-20
CIK 1403433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐Yes ☒No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  21,284,848 shares of common stock are issued and outstanding as of November 16, 2015.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended June 30, 2015 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “America Greener,” “we,” “our,” “us,” and similar terms refers to America Greener Technologies, Inc., a Nevada corporation formerly known as Osler Incorporated, and our subsidiaries America Greener Technologies Incorporated, an Arizona corporation which we refer to as “AGT Arizona” and AGT Soft Wave, Inc., a Nevada corporation which we refer to as “AGT Soft Wave.”  In addition, "first quarter 2016" refers to the three months ended September 30, 2015, "first quarter 2015" refers to the three months ended September 30, 2014, “fiscal 2015” refers to the year ended June 30, 2015, and “fiscal 2016” refers to the year ending June 30, 2016.

Unless specifically set forth to the contrary, the information which appears on our website at www.americagreener.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current assets:
Cash	$114,072	$10,437
Accounts receivable, net	40,459	54,217
Inventory	59,067	51,093
Prepaid expenses and other current assets	14,696	16,699

Total current assets	228,294	132,446

Other assets:
Property and equipment, net	68,124	76,723
Intangible assets	1,601	1,601
Deposit	3,500	3,500
Total other assets	73,225	81,824

Total assets	$301,519	$214,270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$526,323	$470,301
Convertible notes payable - related parties	100,000	100,000
Notes payable	400,091	400,091
Notes payable - related party	223,359	223,359
Loans payable	177,155	50,000
Due to related parties	92,500	92,500
Total current liabilities	1,519,428	1,336,251

Commitments and contingencies (Note 7)

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized: none shares issued and outstanding	-	-
Common stock, $0.001, 75,000,000 shares
authorized: 20,684,848 shares and 20,484,948 shares issued and
outstanding at September 30, 2015 and June 30, 2015, respectively	20,685	20,485
Additional paid in capital	4,689,000	4,589,200
Accumulated deficit	(5,927,594)	(5,731,666)
Total stockholders' deficit	(1,217,909)	(1,121,981)

Total liabilities and stockholders' deficit	$301,519	$214,270

See accompanying notes to unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014
	(Unaudited)	(Unaudited)

Net revenues - services	$101,304	$-

Cost of revenues - services	16,338	-

Gross profit	84,966	-

Operating expenses:
Amortization and depreciation	8,599	3,337
Marketing, selling and advertising expenses	949	55,124
Compensation expense	167,373	1,308,456
Professional fees	15,831	58,494
Consulting fees	15,500	124,500
General and administrative	66,602	39,196
Total operating expenses	274,854	1,589,107

Loss from operations	(189,888)	(1,589,107)

Other expense
Interest expense	(6,040)	(4,358)
Total other expense	(6,040)	(4,358)

Loss before provision for income taxes	(195,928)	(1,593,465)

Provision for income taxes	-	-

Net loss	$(195,928)	$(1,593,465)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	20,669,631	19,005,014

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.01)	(0.08)

See accompanying notes to unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(195,928)	$(1,593,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	8,599	3,337
Bad debts	2,595	-
Stock based compensation	-	1,278,000

Changes in operating assets and liabilities
Accounts receivable	11,163	-
Inventory	(7,974)	-
Prepaid expenses and other current assets	2,003	19,629
Accounts payable and accrued liabilities	56,022	3,714
Net cash used in operating activities	(123,520)	(288,785)

Cash flows from financing activities:
Proceeds from notes payable	-	288,579
Proceeds from loans payable	127,155	-
Proceeds from related party advances	-	3,000
Proceeds from issuance of common stock	100,000	-
Net cash provided by financing activities	227,155	291,579

Net increase in cash	103,635	2,794

Cash at beginning of period	10,437	24,885

Cash at end of period	$114,072	$27,679

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issued a note payable to settle accounts payable	$-	$20,000

See accompanying notes to consolidated financial statements.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nature of Business

America Greener Technologies, Inc. (formerly Osler Incorporated) (the “Company”) was incorporated in the State of Nevada on July 30, 2004. The Company’s business is focused on marketing and selling two process improvement technologies, Polarchem and Soft Wave in North America. Polarchem is a proprietary chemical solution for cleaning inside boilers for thermal power generation. Soft Wave is an electronic alternative to chemical and water softening treatments primarily used in cooling towers or situations of high mineral content in water.

The Company has a license agreement with Polarchem to sell Polarchem’s products (see Note 8). The Company’s product  is AGT Polarchem chemistry that allows online cleaning of boiler tube and heat transfer surfaces to provide boiler optimization and combustion efficiency to a wide variety of customers including coal fired power plants, petroleum refineries, and waste to energy facilities, biomass combustion processes, incinerators, fuel oil burners, naval vessels and other similar combustion processes. AGT Subsidiary (as hereinafter defined) was a former subsidiary of America Greener Technologies Corporation, a British Columbia company (“AGT Canada”).

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation and going concern

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2015, and the results of operations and cash flows for the three months ended September 30, 2015 and 2014 have been included. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2015, which are contained in the Company's Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on October 13, 2015. The consolidated balance sheet as of June 30, 2015 was derived from those financial statements.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of approximately $196,000 and $123,000, respectively, for the three months ended September 30, 2015.  Additionally the Company has an accumulated deficit of approximately $5.9 million and working capital deficit of approximately $1.3 million at September 30, 2015. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2015, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2015 and June 30, 2015, allowance for doubtful accounts amounted to $12,204 and $9,609, respectively. The Company recorded bad debt expense of $2,595 during the three months ended September 30, 2015.

Inventory

Inventory, consisting of finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the first-in, first-out method.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $14,696 and $16,699 at September 30, 2015 and June 30, 2015 respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses included prepayments in cash for rent and insurance, which are being amortized over the terms of their respective agreements.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended September 30, 2015 and 2014 respectively.

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

Revenue for equipment installation and cleaning services is recognized upon completion of the installation and cleaning services. All of the Company’s revenues for the three months ended September 30, 2015 were generated from this revenue stream. The Company did not generate any revenues during the three months ended September 30, 2014.

Revenue for services performed such as consulting and optimization services are recognized when services have been rendered.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Sales

The primary components of cost of sales include the cost of the product, shipping/delivery costs, and installation/labor cost.

Concentration of Revenue and Supplier

The Company purchases substantially all of its products from Polarchem which has manufacturing companies located in India and the UK (see Note 5 and 7). There were no purchased inventories and products from Polarchem during the three months ended September 30, 2015 and 2014.

During the three months ended September 30, 2015, sales to two customers (59% and 10%) represented approximately 69% of the Company’s net sales. There were no sales during the three months ended September 30, 2014. As of September 30, 2015, the Company had two customers (18% and 24%) representing approximately 42% of gross accounts receivable. As of June 30, 2015, the Company had four customers (25%, 12%, 20%, and 11%) representing approximately 68% of gross accounts receivable.

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

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax position. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of September 30, 2015 and June 30, 2015, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The Company's 2015, 2014, and 2013 tax years may still be subject to federal and state tax examination.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, “Compensation – Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were 1,150,000 options outstanding as of September 30, 2015 and 1,800,000 outstanding as of September 30, 2014. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50, “Equity – Based Payments to Non-Employees”.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

Marketing, selling and advertising

Marketing, selling and advertising costs are expensed as incurred. For the three months ended September 30, 2015, and 2014, such expenses were $949 and $55,124, respectively.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At September 30, 2015 and 2014, the Company has had 1,400,000 and 2,050,000 potentially dilutive securities outstanding, respectively, in connection with the convertible notes (see Note 4) and stock options (see Note 6) which were excluded from the diluted net loss per share computation as their effect would be anti-dilutive.

	September 30, 2015	September 30, 2014
Common stock equivalents:
Stock options	1,150,000	1,800,000
Convertible preferred stock	250,000	250,000

Total	1,400,000	2,050,000

Recent accounting pronouncements

Accounting standards which were not effective until after September 30, 2015 are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2015	June 30, 2015

Demonstration equipment	5 years	51,494	51,494
Furniture and fixtures	5 years	7,747	7,747
Computer equipment	3 years	11,805	11,805
Water treatment equipment	3 years	33,624	33,624
Warehouse equipment	3 years	900	900
Vehicle	5 years	4,500	4,500
Less: Accumulated depreciation		(41,946)	(33,347)
		$68,124	$76,723

For the three months ended September 30, 2015 and 2014, depreciation expense amounted to $8,599 and $3,337 respectively.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
NOTE 3 – BUSINESS ACQUISITION

On October 31, 2014 AGT Soft Wave, a wholly-owned subsidiary of the Company, acquired certain assets, constituting a business, from Soft Wave Innovations Inc., a third party, in exchange for 775,000 shares of the Company’s common stock valued at $767,250 or $0.99 per share under the terms of the Asset Purchase Agreement by and among the Company, AGT Soft Wave and Soft Wave.  The purpose of the acquisition was to acquire certain assets of Soft Wave. The fair value of the shares of the common stock were based on the quoted trading price on the closing date of the transaction (see Note 6). The assets that were acquired included customer contracts, trade names, inventory, tools and parts, and demonstration contracts related to the prior joint venture with Soft Wave. The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets acquired directly on the financial statements of the subsidiary, AGT Soft Wave.

The purchase price paid by the Company had been allocated to assets acquired on the records of the Company as follows:

Inventory	$8,373
Customer and demonstration contracts and trade names – intangible assets	758,877
Purchase price	$767,250

The following table summarizes the unaudited pro forma consolidated results of operations as if the Company’s acquisition of assets of Soft Wave had occurred on July 1, 2014:
	For the three months ended September 30, 2015		For the three months ended September 30, 2014
	As Reported	Pro Forma	As Reported	Pro Forma
Net Revenues	$101,304	$101,304	$-	$101,164
Loss from operations	(189,888)	(189,888)	(1,589,107)	(1,609,731)
Net Loss	(195,928)	(195,928)	(1,593,465)	(1,614,089)
Net Loss per common share:
Basic and diluted	$(0.01)	(0.01)	$(0.03)	$(0.08)

The unaudited pro forma consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if the Company and acquisition of assets of Soft Wave had been completed at the beginning of fiscal year 2015, or results that may be obtained in any future period.

NOTE 4 – LOANS AND NOTES PAYABLE

Loan payable

In March 2015, an unrelated party loaned a total of $50,000 to the Company. This loan is non-interest bearing and is due on demand. The proceeds were used for working capital purposes. As of September 30, 2015, loan payable amounted to $50,000.

Between August 2015 and September 2015, unrelated parties loaned a total of $127,155 to the Company. These loans are non-interest bearing and due on demand. The proceeds were used for working capital purposes.

As of September 30, 2015, loans payable amounted to $177,155.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 4 – LOANS AND NOTES PAYABLE (continued)

Convertible notes payable – related party

In March 2014 prior to the recapitalization, AGT Subsidiary issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Subsidiary in payment of advances made in January 2014 and February 2014. Additionally, the note holders are principal stockholders of the Company (see Notes 6), including an entity which is controlled by the Company's sole officer and director. These notes were to mature on June 30, 2014 but were extended to December 31, 2014, and are convertible at any time at either the option of the holder or AGT Subsidiary into shares of AGT Subsidiary’s common stock at a conversion price of $0.40 per share. Following the closing of the recapitalization on March 19, 2014, by the terms of the notes these are now convertible into shares of the Company’s common stock at $0.40 per share. At September 30, 2015, the Company had $4,683 in accrued interest on the notes. On December 30, 2014, the maturity date has been extended to July 2015. The term of the notes are expected to be renewed by the holders. The Company is currently under negotiations with the note holders to extend the maturity date of these notes.

At September 30, 2015, the principal amounts of these convertible notes amounted to $100,000. The Company has determined that there was no beneficial conversion feature associated with these notes as the conversion price of the notes was higher than the fair value of the Company’s common stock based on a sales transaction that occurred in March 2014.

Promissory notes (including related party)

Between April 2014 and September 2014, the Company issued 3% promissory notes in the aggregate principal amount of $623,450. One of the note holders is a principal stockholder of the Company which is controlled by the Company’s sole officer and director.  These proceeds from these notes were used for working capital purposes. These promissory notes matured on July 1st 2015 and are expected to be renewed by the holders or will be converted to common shares at a yet to be announced price. The Company is currently under negotiations with the note holders to extend the maturity date of these notes.

At September 30 2015, the Company had $19,940 in accrued interest on these promissory notes.

Notes payable consisted of the following:

	September 30, 2015	June 30, 2015
Notes payable – unrelated party	$400,091	$400,091
Notes payable – related party (see Note 5)	223,359	223,359
Total notes payable	$623,450	$623,450

NOTE 5 – RELATED PARTY TRANSACTIONS

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

Through the Company’s former parent, AGT Canada, the Company entered into a general agreement and contract dated in November 2011 with Polarchem. The owners of Polarchem are shareholders of AGT Canada. In February 2014, the AGT Subsidiary entered into a 30 year license agreement with Polarchem which superseded the Original Agreement with AGT Canada (see Note 7). There were no purchased inventories and products from Polarchem during the three months ended September 30, 2015 and 2014.

In January 2013, the AGT Subsidiary entered into three independent contractor agreements with Mr. Michael Boyko, the Company’s former Chief Executive Officer, Energistics Consulting, LLC, a company owned by Mr. Rick Barbosa, the Company’s former Chief Operating Officer, and Mr. James Mack (see Note 7). These agreements were terminated on September 2, 2015.

In March 2014, the AGT Subsidiary issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Subsidiary in payment of advances made in January 2014 and February 2014. Additionally, one of the note holders is a principal stockholder of the Company and is controlled by the Company’s sole director and sole officer (see Note 4).

Between April 2014 and September 2014, the Company issued a 3% promissory note in the principal amount of $223,359 to a principal stockholder of the Company which is controlled by the Company’s sole director and sole officer (see Note 4).

Between September 2014 and March 2015, the Company’s former COO provided advances to the AGT Subsidiary for working capital purposes for $18,000. The advance was due on demand and interest free. The Company paid back $3,000 in November 2014 leaving a balance of $15,000 as of September 30, 2015.
Between November 2014 and March 2015, the Company’s former CFO provided advances to the subsidiaries of the Company for working capital purposes for $75,000. The advance was due on demand and interest free. As of September 30, 2015, advances owed to the former CFO amounted to $75,000.

In March 2015, the Company’s former CEO provided advances to the subsidiaries of the Company for $2,500 for working capital purposes. The advance was due on demand and interest free. As of September 30, 2015, advances owed to the former CEO amounted to $2,500.

On August 24, 2015, the former COO and CFO of the Company, converted a total of $90,000 in unsecured loans to secured loans using Uniform Commercial Code (“UCC”) Liens signed by Mr. Mike Boyko, the former CEO of the Company, without the approval of the board of directors of the Company. The Company does not believe the approval of the then board of directors was obtained at the time of the granting of the security interest.  The Company has engaged legal counsel to evaluate the validity of the granting of the security interest. If it should be ultimately determined that these former officers and directors have a valid security interest in the Company’s assets, in the event that the Company is unable to satisfy the amounts due them, they could foreclose on the Company’s assets. Such loans to former officers are included in due to related parties as reflected in the accompanying consolidated balance sheet.

On September 2, 2015, Mr. Boyko, Mr. Barbosa and Ms. Borgen resigned their positions as executive officers of the Company. On September 8, 2015, Mr. John Mooney was appointed the Chief Executive Officer, President and Secretary of the Company.  As a result, Mr. Mooney is currently the Company’s sole director and sole officer.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common stock

In July 2015, the Company sold 200,000 shares of the Company’s common stock for cash and received net proceeds of $100,000 or $0.50 per share.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

Stock options
A summary of the stock options and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
June 30, 2015	3,000,000	0.64	4.35
Granted	-	-	-
Exercised	-	-	-
Forfeited	(1,850,000)	0.65	4.10
Cancelled
Balance outstanding at September 30, 2015	1,150,000	$0.63	4.05

Options exercisable at September 30, 2015	1,150,000	$0.63
Options expected to vest	-

Weighted average fair value of options granted during the period ended September 30, 2015			$-

A total of 1,850,000 stock options were forfeited due to resignations of employees and consultants during the three months ended September 30, 2015.

Stock options outstanding at September 30, 2015 as disclosed in the above table have $0 intrinsic value at the end of the period. There were no unrecognized option costs as all outstanding options were fully vested at September 30, 2015.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Consulting agreements

In January 2013, through the Company’s wholly owned subsidiary, AGT Subsidiary entered into three independent contractor agreements with Mr. Michael Boyko, former Chief Executive Officer of AGT Subsidiary, Energistics Consulting LLC, a company owned by the former Chief Operating Officer of AGT Subsidiary, Mr. Barbosa, and Mr. James Mack (see Note 6). As compensation for their services per the terms of their respective agreements, the Company paid fees to i) Mr. Boyko of $10,000 per month ii) Energistics Consulting, LLC of $8,000 per month and iii) Mr. Mack of $4,000 per month. Additionally, the Company paid reimbursement for out of pocket travel expenses.

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

These agreements contained customary confidentiality provisions and could be terminated by either party upon 30 days notice. Upon the closing of the Share Exchange Agreement in March 2014, Michael C. Boyko, Ricardo A. Barbosa and James Mack were appointed as the board of directors and officers of the Company. Following the closing, Mr. Boyko was also appointed as Chief Executive Officer and President of the Company and Mr. Barbosa was appointed Chief Operating Officer and Secretary of the Company. On September 2, 2015, Mr. Boyko, Mr. Barbosa and Mr. Mack resigned their positions as executive officers of the Company and such consulting agreements were terminated on the same date.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

General agreement

In November 2011, AGT Canada, AGT Subsidiary’s former parent, entered into a general agreement and contract (the “Original Agreement”) with Polarchem Associated Limited, Polarchem International Limited and the shareholders of those companies (collectively the “Polarchem”). The AGT Subsidiary was formed to market and sell Polarchem’s proprietary technology solutions in North America under the terms of this agreement. AGT Canada agreed to act for Polarchem as its exclusive sales and service distributors in the United States, Canada and Mexico.

In February 2014 AGT Subsidiary entered into a 30 year license agreement with Polarchem Associated Limited, Polarchem International Limited and the shareholders of those companies granting AGT Subsidiary exclusive rights to the proprietary technology in the United States, Canada and Mexico (the “Territory”) which superseded the Original Agreement dated in November 2011 between AGT Canada and Polarchem. Such license agreement grants AGT Subsidiary the exclusive rights to use Polarchem’s licensed marks, to manufacture and sell their products and to provide the services within the Territory. AGT Subsidiary has been granted the right of first refusal to acquire all the assets of Polarchem as defined in the license agreement. AGT Subsidiary shall use it best efforts to sell, advertise and promote the sale of Polarchem products throughout the Territory.

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

Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	2-3 years	4-5 years	5+ years
Operating lease	$199,750	$41,950	$90,300	$67,500	-
Total	$199,750	$41,950	$90,300	$67,500	$-

Rent expense was $10,892 and $10,582 for the three months ended September 30, 2015 and 2014, respectively.

Patent Assignment

In July 2014, Gary Dean Wilson and Michael Dean Brown, the inventors of certain patented technology used by Soft Wave, assigned all of their right title and interest in and to that certain U.S. Patent No. 8,477,003, Serial No. 13/262.227 for apparatus for generating a multi-vibrational field to the Company in exchange for the payment of royalties. In September 2014, the Company agreed to pay a royalty of an aggregate of 5% to Mr. Wilson and Mr. Brown based on annual gross sales income related to the patent. Payment of royalty shall be on the 15th of the month following the receipt of the associated sales. The royalty shall have a maximum payout of $20 million. In October 2014, the Company orally re-negotiated the payments terms whereby the royalty has increased to 6% and royalties will be paid to Mr. Wilson, Mr. Brown and a few other key Soft Wave associates. The Company expects to enter into a written agreement memorializing the current terms during fiscal 2016. During the three months ended September 30, 2015, the Company recorded royalty expense of $6,078. As of September 30, 2015, the Company has accrued royalty expense of approximately $24,800 in connection with the patent assignment.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
NOTE 8 – SUBSEQUENT EVENTS

In November 2015, the Company sold 600,000 shares of the Company’s common stock at $0.25 per share for gross proceeds of $150,000. The Company paid placement agent fees of $14,990.

On November 5, 2015, the Company entered into a Distribution Agreement with Polarchem Associated Limited, Polarchem International Ltd. and Chenvitech Ltd. (collectively, "Polarchem") pursuant to which the Company was appointed a distributor of the Polarchem products in the People's Republic of China, including Hong Kong. This new distribution agreement is in addition to the Company’s existing February 2014 30 year agreement with Polarchem granting the Company an exclusive rights to the proprietary technology in the United States, Canada and Mexico. Under the terms of the new agreement, in addition to purchasing the Polarchem products at an agreed upon price, the Company agreed to pay Polarchem a royalty of $0.60 per liter for three years and thereafter such amount as shall be mutually agreed upon by the parties.  The agreement requires the Company to satisfy certain minimum purchase quantities before February 28, 2016, as well as for the period ending August 28, 2016.  Upon satisfying these purchase requirements, commencing in the second year of the agreement, the Company was granted manufacturing rights subject to certain sales targets.  If the Company fails to meet any of these requirements, the agreement can be terminated by Polarchem upon 90 days notice to us, subject to our ability to cure the breach.  If the Company fails to meet the minimum purchase requirements, the Company may extend the term of the agreement for a year at a time by paying Polarchem the balance of any royalties which are due up to the minimum purchase quantities for that year.

The new distribution agreement grants the Company the right to license or sublicense the rights under the agreement, and the Company was also granted the right to sublicense the manufacturing rights within 12 months providing that the Company has achieved certain minimum purchase levels. The new distribution agreement contains customary confidentiality provisions as well as a 24 month non-compete from the termination of the agreement within the PRC. Upon execution of the new distribution agreement, the Company prepaid Polarchem $50,000 against future orders.

As previously disclosed in the Company's Annual Report on Form 10-K, between January 2014 and March 2015, two of the Company's former executive officers and directors advanced to the Company an aggregate of $90,000 which are interest free advances due on demand. In August 2015, these former executive officers and directors converted these unsecured loans to purported secured loans using Uniform Commercial Code liens signed by the Company's former CEO. The Company does not believe the approval of the then board of directors was obtained at the time of the granting of the security interest and the Company has engaged legal counsel to evaluate the validity of the granting of the security interest. Subsequent to September 30, 2015, the Company's attorney received a demand letter in which the former executive officers and directors were seeking an aggregate of $263,382.87 which includes, among other amounts, the advances, accrued but unpaid wages and damages. On November 18, 2015, the Company was advised that these former executive officers and directors have filed a lawsuit against the Company. The Company has yet to receive the complaint in this action and, accordingly, do not know the relief sought. The Company has engaged counsel to represent the Company in this matter and expect to vigorously defend the action.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended September 30, 2015 and 2014 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended June 30, 2015, this report, and our other filings with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We focus on process improvement and environmental solution technologies, for the power, petrochemical, heavy industrial, and commercial market places, both in power generation and water process systems involved in cooling and refrigeration. Our two technologies include AGT Soft Wave which is an electronic alternative to chemical based water treatments for controlling and eliminating scale while providing water conservation for cooling systems through increased cycles and AGT Polarchem which provides environmental and improved operation efficiencies on the fire side of both coal and natural gas.

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

Our acquisition of the Soft Wave customer service agreements has resulted in increased sales opportunities via cross-selling opportunities between existing and targeted AGT Arizona and AGT Soft Wave customers. These acquired customer service agreements have provided us with an additional revenues ranging from $30,000 to $37,000 per month during the three months ended September 30, 2015. These agreements have been in place for several years with virtually no attrition. The technicians and sales team previously servicing the Soft Wave accounts were initially hired as employees of AGT Soft Wave and continued to service customers that existed at the time of the acquisition.  In September 2015, however, we have terminated these employees due to insufficient working capital. We have retained one technician and one sales person under a consulting basis.  Consequently, we expect revenues to decrease during fiscal 2016.

AGT Polarchem is a proprietary technology for which we hold a 30-year exclusive license for the U.S., Canada and Mexico that allows soft cleaning of industrial boiler heat transfer surfaces that allows for continued operations during the cleaning process. This online cleaning allows users to optimize their boiler system, thereby reducing fuel consumption while also decreasing pollution and long-term degradation of their equipment. Our target market includes coal fired power plants, petroleum refineries, waste to energy facilities, biomass facilities, incinerators and other similar combustion operations.

Although we do not have any commitments for capital expenditures, we do not have sufficient working capital to fund our operations and satisfy our obligations as they become due. Our lack of working capital is adversely impacting our ability to grow our company and continue our day to day operations. We will need to raise at least $1.3 million to repay debt and provide three months working capital and funds required to invest in AGT Soft Wave to increase our sales and also to provide funding for marketing and sales, IT infrastructure, manufacturing equipment, the purchase of Polarchem inventory for expected contracts, our operating infrastructure, fund the additional costs of our public company reporting obligations and satisfy our obligations as they become due. To date, we have been principally dependent upon advances and loans from related parties to fund our operations and at September 30, 2015 we owe those related parties an aggregate of approximately $416,000. In addition, during fiscal 2015, we have borrowed an additional $400,000 from third parties under promissory notes which matured in July 2015 and additional loan of $50,000 which is non-interest bearing and is due on demand. Between November 2014 and February 2015, we received gross proceeds of $292,000 from the sale of shares of our common stock in a private transaction. In first quarter of fiscal 2016, we received gross proceeds of $100,000 from the sale of shares of our common stock in a private transaction and a third parties lent us an aggregate of $127,000.  In November 2015 we raised an additional $135,100 of net proceeds from the sale of our common stock in a private transaction.  While we are currently negotiating with this third party to provide additional debt financing to us, there are no assurances the terms will be acceptable to us.  There are also no assurances that these related parties will continue to advance funds to us for our working capital needs. Given the small size of our company, the early stage of our operations, we have found it difficult to raise sufficient capital to meet our needs. While we continue to explore a variety of potential sources of equity or debt financing for our company, if we are unable to access capital as needed, our ability to grow our company is in jeopardy and, absent a significant increase in our revenues, we may be unable to continue as a going concern.

Going Concern

We have incurred net losses of approximately $5.9 million since inception through September 30, 2015. The report of our independent registered public accounting firm on our consolidated financial statements for fiscal 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

In fiscal 2015, we generated revenues both from the provision of services associated with our historic business as well as from revenues under the service agreements we acquired as part of our acquisition of Soft Wave in October 2014. During the first quarter of fiscal 2016, all of our revenues were associated with our AGT Soft Wave operations. We do not have comparable revenues during the first quarter of fiscal 2015. During the first quarter of fiscal 2016, we did not generate revenues related to the completion of services associated with an online cleaning technology demonstration that included mobilization, de-mobilization, labor and chemistry.

During the first quarter of fiscal 2016 we began reorganizing our sales and marketing efforts. While we are growing within our existing clients and the areas of operation such as in Oxnard, California, Salinas California and Yuma, Arizona. Our total sales restructuring changes are expected to be built around one salaried sales person who will manage existing clients and our commissioned only compensated sales force. Our commissioned only sales staff will be formed through building relationships in the HVAC, cooling tower and installation industry, additionally this program is now being expanded to include a hotel service company. This sales program is intended to be sold as an add-on to those existing businesses and new client sales. The plan of expanding in jurisdictions we already have is designed to dramatically lower our servicing and travel expenses and to also transition from demonstration type installs to a sales based installations. Although our analysis of these markets and customers show the ability to significantly increase AGT Soft Wave revenues, we have yet to confirm that we are able to sell to these customers and that a commission-based sales force can be effective.

Our cost of sales includes the cost of the product and labor cost. The cost of sales is not expected to change substantially during fiscal 2016, although we do believe we are underpriced given the savings our products provide to our customers. We continue to evaluate what the market price should be for our products and believe that increases in our pricing during fiscal 2016 or beyond as the value continues to be proven via internal data collection, third party testing, and customer testimonials.

Our total operating expenses for the first quarter of fiscal 2016 consisted primarily of marketing, selling and administrative expenses, compensation, professional fees, consulting fees, and general and administrative expenses. During first quarter of 2016, we did not have a comparable non-cash compensation associated with stock options granted to our management, employees and a board member for which there were approximately $1,278,000 non-cash compensation during the first quarter of fiscal 2015. Our total operating expenses for the first quarter of fiscal 2016 excluding these non-cash compensation expense decreased 12% as compared to the first quarter of fiscal 2015. Our operating expenses have decreased which are primarily attributable to decreases in:

●	marketing, selling and advertising expenses and consulting expenses decreased due to cost cutting measures as a result of lack of working capital;

●
Compensation and consulting expense decreased as a result of the resignation of our former officers as well as the termination of seven employees and one independent contractor in September 2015 due to insufficient working capital.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2015, we had working capital deficit of approximately $1.3 million as compared to working capital deficit of $1.2 million at June 30, 2015. At September 30, 2015, we had $114,072 in cash as compared to $10,437 in cash at June 30, 2015.  Our current assets at September 30, 2015 increased by approximately 72% from June 30, 2015, and included accounts receivable, net, inventory and prepaid and other current assets. Prepaid and other current assets primarily represent approximately $11,000 in prepaid insurance which are being amortized over the terms of the agreements. Accounts receivable, net primarily represents amounts due us under service agreement we acquired in October 2014 as part of our acquisition of assets from Soft Wave described elsewhere in this report.

Our current liabilities at September 30, 2015 increased by 14% from June 30, 2015 and included our accounts payable and accrued liabilities in the ordinary course of our business, as well as $850,605 in notes payable, $50,000 loan payable and $92,500 due to related parties. Included in these obligations are convertible notes in the principal amount of $100,000. At the option of either the holder or our company, the principal and accrued interest is convertible in whole into shares of our common stock at a conversion price of $ 0.40 per share. As of the date of this report we have not received conversion notices from any of the note holders. These promissory notes matured on July 1, 2015 and are expected to be renewed by the holders. Additionally, between November 2014 and June 2015 our former COO, CFO and CEO provided advances to us for a total of approximately $95,000 for working capital purposes and currently has an outstanding balance of $92,500. These advances are due on demand and bear no interest. During first quarter of 2016, we received proceeds from issuance of notes for a total of $125,155. As described elsewhere herein, we do not have sufficient funds to repay these obligations.

Net cash used in operating activities was approximately $123,520 for the first quarter of fiscal 2016 as compared to approximately $289,000 for the first quarter of fiscal 2015.  During the first quarter of fiscal 2016 cash was used as follows:

●	net loss was approximately $196,000, and
●	an increase in our inventory of approximately $8,000, and
●
a decrease in our accounts receivable, prepaid expenses and other current assets of approximately $13,000 and an increase in our accounts payable and accrued expenses of approximately $56,000, partially offset by a

●	non-cash operating expenses of amortization and depreciation of approximately $8,600, and bad debts of $2,600.

During the three months ended September 30, 2014 period cash was used as follows:

●	net loss was approximately $1.6 million, and
●	a decrease in our prepaid expenses and other current assets of approximately $20,000 and an increase in our accounts payable and accrued expenses of approximately $4,000, partially offset by a
●	non-cash operating expenses of depreciation of approximately $3,000 and stock based compensation of approximately $1.3 million.

Net cash provided by financing activities for the quarter of fiscal 2016 was approximately $227,000 as compared to approximately $292,000 for the first quarter of fiscal 2015.  During the first quarter of fiscal 2016, we received proceeds of approximately $127,000 from the issuance of loans and $100,000 from the issuance of our common stock.  During the first quarter of fiscal 2015, we received proceeds of approximately $289,000 from the issuance of the 3% notes and related party advances of $3,000.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the condensed consolidated financial statements appearing elsewhere in this report affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions and conditions.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer, who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-10-K for the year ended June 30, 2015.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On October 26, 2015, the Company sold 600,000 shares of the Company’s common stock at $0.25 per share for gross proceeds of $150,000 to a non-U.S. person in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Regulation S. The Company paid Haywood Securities, Inc., a Canadian broker-dealer, a placement agent fee of $14,990.  The Company is using the net proceeds from this offering for working capital.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.  Other Information.

Between August 2015 and September 2015, unrelated parties loaned a total of $127,155 to the Company. These loans are non-interest bearing and due on demand. The proceeds were used for working capital purposes.

On November 5, 2015 America Greener Technologies, Inc. entered into a Distribution Agreement with Polarchem Associated Limited, Polarchem International Ltd. and Chenvitech Ltd. (collectively, "Polarchem") pursuant to which we were appointed a distributor of the Polarchem products in the People's Republic of China, including Hong Kong. This new distribution agreement is in addition to our existing February 2014 30 year agreement with Polarchem granting us exclusive rights to the proprietary technology in the United States, Canada and Mexico. Under the terms of the new agreement, in addition to purchasing the Polarchem products at an agreed upon price, we agreed to pay Polarchem a royalty of $0.60 per liter for three years and thereafter such amount as shall be mutually agreed upon by the parties.  The agreement requires us to satisfy certain minimum purchase quantities before February 28, 2016, as well as for the period ending August 28, 2016.  Upon satisfying these purchase requirements, commencing in the second year of the agreement, we were granted manufacturing rights subject to certain sales targets.  If we fail to meet any of these requirements, the agreement can be terminated by Polarchem upon 90 days notice to us, subject to our ability to cure the breach.  If we fail to meet the minimum purchase requirements, we may extend the term of the agreement for a year at a time by paying Polarchem the balance of any royalties which are due up to the minimum purchase quantities for that year.

The new distribution agreement grants us the right to license or sublicense the rights under the agreement, and we were also granted the right to sublicense the manufacturing rights within 12 months providing that we have achieved certain minimum purchase levels. The new distribution agreement contains customary confidentiality provisions as well as a 24 month non-compete from the termination of the agreement within the PRC. Upon execution of the new distribution agreement, we prepaid Polarchem $50,000 against future orders.

The foregoing description of the new distribution agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.16 to this report.

As previously disclosed in the Company's Annual Report on Form 10-K, between January 2014 and March 2015, two of the Company's former executive officers and directors advanced to the Company an aggregate of $90,000 which are interest free advances due on demand. In August 2015, these former executive officers and directors converted these unsecured loans to purported secured loans using Uniform Commercial Code liens signed by the Company's former CEO. The Company does not believe the approval of the then board of directors was obtained at the time of the granting of the security interest and the Company has engaged legal counsel to evaluate the validity of the granting of the security interest. Subsequent to September 30, 2015, the Company's attorney received a demand letter in which the former executive officers and directors were seeking an aggregate of $263,382.87 which includes, among other amounts, the advances, accrued but unpaid wages and damages. On November 18, 2015, the Company was advised that these former executive officers and directors have filed a lawsuit against the Company. The Company has yet to receive the complaint in this action and, accordingly, do not know the relief sought. The Company has engaged counsel to represent the Company in this matter and expect to vigorously defend the action.

Item 6.  Exhibits.

No.	Description

10.16	Distribution Agreement dated November 5, 2015 by and among Polarchem Associated Limited, Polarchem International Ltd., Chenvitech Ltd. and America Greener Technologies, Inc. * (1)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*

101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*       filed herewith

(1)    Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA GREENER TECHNOLOGIES, INC.

November 20, 2015	By:	/s/ John P. Mooney
John P. Mooney
Chief Executive Officer, principal financial and accounting officer