Form 10-Q
period 2015-12-31
America Greener Technologies, Inc.
filed 2016-02-16
CIK 1403433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  21,284,848 shares of common stock are issued and outstanding as of February 12, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue as a going concern;,
•	our limited operating history;
•	our reliance on our sole director and officer;
•	the ability of our former officers and directors to enforce a security interest in our assets;
•	our status as a former shell company;
•	registration rights we have granted a principal stockholder;
•	our lack of various corporate governance standards and no independent directors;
•	the illiquid nature of our common stock;
•	the ability of our board of directors to issue preferred stock without the approval of our stockholders;
•	dilution to our stockholders upon the conversion of 3% convertible notes;
•	material weaknesses in our internal control over financial reporting;
•	Federal regulations which may adversely impact the trading of our common stock; and
•	failure to comply with the regulations of the British Columbia Securities Commission

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “America Greener,” “we,” “our,” “us,” and similar terms refers to America Greener Technologies, Inc., a Nevada corporation, and our subsidiaries America Greener Technologies Incorporated, an Arizona corporation which we refer to as “AGT Arizona” and AGT Soft Wave, Inc., a Nevada corporation which we refer to as “AGT Soft Wave.”  In addition, "second quarter 2016" refers to the six months ended December 31, 2015, "second quarter 2015" refers to the six months ended December 31, 2014, “fiscal 2015” refers to the year ended June 30, 2015, and “fiscal 2016” refers to the year ending June 30, 2016.

Unless specifically set forth to the contrary, the information which appears on our website at www.americagreener.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current assets:
Cash	$38,828	$10,437
Accounts receivable, net	20,830	54,217
Inventory	59,067	51,093
Prepaid expenses and other current assets	63,630	16,699

Total current assets	182,355	132,446

Other assets:
Property and equipment, net	59,525	76,723
Intangible assets, net	1,601	1,601
Deposit	3,500	3,500
Total other assets	64,626	81,824

Total assets	$246,981	$214,270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$381,854	$470,301
Convertible notes payable - related parties	100,000	100,000
Notes payable	400,091	400,091
Notes payable - related party	223,359	223,359
Loans payable	177,155	50,000
Customer deposit	50,000	-
Due to related parties	106,262	92,500
Total current liabilities	1,438,721	1,336,251

Commitments and contingencies (Note 7)

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized: none shares issued and outstanding	-	-
Common stock, $0.001, 75,000,000 shares
authorized: 21,284,848 shares and 20,484,948 shares issued and
outstanding at December 31, 2015 and June 30, 2015, respectively	21,285	20,485
Additional paid in capital	4,823,410	4,589,200
Accumulated deficit	(6,036,435)	(5,731,666)
Total stockholders' deficit	(1,191,740)	(1,121,981)

Total liabilities and stockholders' deficit	$246,981	$214,270

See accompanying notes to unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2015	FOR THE THREE MONTHS ENDED DECEMBER 31, 2014	FOR THE SIX MONTHS ENDED DECEMBER 31, 2015	FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues - services	$50,582	$475,257	$151,886	$475,257

Cost of revenues - services	9,399	97,753	25,737	97,753

Gross profit	41,183	377,504	126,149	377,504

Operating expenses:
Marketing, selling and advertising expenses	850	32,725	1,799	87,849
Compensation expense	27,851	374,018	195,224	1,682,474
Professional fees	58,296	75,753	95,401	134,247
Consulting fees	33,512	107,020	49,012	231,520
General and administrative	22,994	158,557	76,921	201,090
Total operating expenses	143,503	748,073	418,357	2,337,180

Loss from operations	(102,320)	(370,569)	(292,208)	(1,959,676)

Other expense
Interest expense	(6,521)	(4,925)	(12,561)	(9,283)
Total other expense	(6,521)	(4,925)	(12,561)	(9,283)

Loss before provision for income taxes	(108,841)	(375,494)	(304,769)	(1,968,959)

Provision for income taxes	-	-	-	-

Net loss	$(108,841)	$(375,494)	$(304,769)	$(1,968,959)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	21,115,283	19,791,081	20,892,457	19,398,048

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.01)	(0.02)	(0.01)	(0.10)

See accompanying notes to unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(304,769)	$(1,968,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	17,198	32,302
Bad debts	3,264	-
Stock based compensation	-	1,469,870

Changes in operating assets and liabilities
Accounts receivable	30,123	(222,130)
Inventory	(7,974)	60,244
Prepaid expenses and other current assets	(46,931)	24,758
Bank overdraft	-	11,574
Accounts payable and accrued liabilities	(88,447)	67,082
Customer deposit	50,000	-
Net cash used in operating activities	(347,536)	(525,259)

Cash flows from investing activities:
Purchase of property and equipment	-	(8,205)
Net cash used in investing activities	-	(8,205)

Cash flows from financing activities:
Proceeds from notes payable	-	288,579
Proceeds from loans payable	127,155	-
Proceeds from related party advances	13,762	23,000
Payments made for related party advances	-	(3,000)
Proceeds from issuance of common stock	235,010	200,000
Net cash provided by financing activities	375,927	508,579

Net increase (decrease) in cash	28,391	(57,187)

Cash at beginning of period	10,437	24,885

Cash at end of period	$38,828	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issued a note payable to settle accounts payable	$-	$20,000
Issuance of common stock in connection with asset purchase agreement	$-	$767,250

See accompanying notes to unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The Company has a license agreement with Polarchem to sell Polarchem’s products (see Note 8). The Company’s product is AGT Polarchem chemistry that allows online cleaning of boiler tube and heat transfer surfaces to provide boiler optimization and combustion efficiency to a wide variety of customers including coal fired power plants, petroleum refineries, and waste to energy facilities, biomass combustion processes, incinerators, fuel oil burners, naval vessels and other similar combustion processes. AGT Arizona (as hereinafter defined) was a former subsidiary of America Greener Technologies Corporation, a British Columbia company (“AGT Canada”).

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

Recapitalization

On February 25, 2014, America Greener Technologies Corporation, a private Arizona corporation ("AGT Arizona"), which is the historical business, entered into a Share Exchange Agreement with the Company (formerly Osler Incorporated) and the shareholders of AGT Arizona whereby the Company agreed to acquire all of the issued and outstanding capital stock of AGT Arizona in exchange for 15,000,000 shares of the Company’s common stock. On March 19, 2014 the transaction closed and AGT Arizona is now a wholly-owned subsidiary of the Company. Prior to the acquisition of AGT Arizona, the Company was a shell company.

At closing, the Company issued 15,000,000 shares of its common stock to the shareholders of AGT Arizona who obtained approximately 86% voting control and management control of the Company. The transaction was accounted for as a reverse acquisition and recapitalization of AGT Arizona whereby AGT Arizona is considered the acquirer for accounting purposes. The consolidated financial statements after the acquisition include the balance sheets of both companies at historical cost, the historical results of AGT Arizona and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization (see Note 7).

On February 25, 2014, AGT Arizona changed its fiscal year end to June 30 from December 31.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation and going concern

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of December 31, 2015, and the results of operations and cash flows for the six months ended December 31, 2015 and 2014 have been included. The results of operations for the six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2015, which are contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on October 13, 2015. The consolidated balance sheet as of June 30, 2015 was derived from those financial statements.

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of approximately $305,000 and $348,000, respectively, for the six months ended December 31, 2015.  Additionally the Company had an accumulated deficit of approximately $6.0 million and working capital deficit of approximately $1.3 million at December 31, 2015. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2015, the Company had not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2015 and June 30, 2015, allowance for doubtful accounts amounted to $12,872 and $9,609, respectively. The Company recorded bad debt expense of $3,264 during the six months ended December 31, 2015.

Inventory

Inventory, consisting of finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the first-in, first-out method.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $63,630 and $16,699 at December 31, 2015 and June 30, 2015, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses included prepayments in cash for rent, consulting and inventory which are being amortized over the terms of their respective agreements.

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
DECEMBER 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets

Legal costs associated with serving and protecting trademarks are capitalized. During the period from February 14, 2012 (inception) to December 31, 2012, the Company filed a trademark for its company logo. In accordance with ASC 350-30-35 “Intangibles, Goodwill and Other”, the Company does not amortize its trademark, which is determined to have an indefinite useful life. Instead, the Company assesses its trademark for impairment annually and when circumstances indicate that the carrying value may not be recoverable.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment losses during the six months ended December 31, 2015 and 2014, however an impairment loss was recorded at June 30, 2015 (see Note 3).

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

Revenue for equipment installation and cleaning services is recognized upon completion of the installation and cleaning services. All of the Company’s revenues for the six months ended December 31, 2015 were generated from this revenue stream. The Company did not generate any revenues during the six months ended December 31, 2014.

Revenue for services performed such as consulting, demonstration and optimization services are recognized when services have been rendered.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Sales

The primary components of cost of sales include the cost of the product, shipping/delivery costs, installation/labor cost and depreciation expense of the water treatment equipment.

Concentration of Revenue and Supplier

The Company purchases substantially all of its products from Polarchem which has manufacturing companies located in India and the UK (see Note 5 and 7). There were no purchased inventories and products from Polarchem during the six months ended December 31, 2015 and 2014.

During the six months ended December 31, 2015, sales to two customers (20% and 21%) represented approximately 41% of the Company’s net sales. During the six months ended December 31, 2014 sales to one customer represented approximately 89% of the Company’s net sales. As of December 31, 2015, the Company had two customers (53% and 13%) representing approximately 66% of gross accounts receivable. As of June 30, 2015, the Company had four customers (25%, 12%, 20%, and 11%) representing approximately 68% of gross accounts receivable.

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

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of December 31, 2015 and June 30, 2015, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The Company's 2015, 2014, and 2013 tax years may still be subject to federal and state tax examination.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, “Compensation – Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were 1,150,000 options outstanding as of December 31, 2015 and 2,100,000 outstanding as of December 31, 2014. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50, “Equity – Based Payments to Non-Employees”.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Customer Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon completion of the demonstration services in compliance with its revenue recognition policy. Customer deposits amounted $50,000 and $0 at December 31, 2015 and June 30, 2015.

Marketing, selling and advertising

Marketing, selling and advertising costs are expensed as incurred. For the six months ended December 31, 2015, and 2014, such expenses were $1,799 and $87,849, respectively.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At December 31, 2015 and 2014, the Company has had 1,400,000 and 2,350,000 potentially dilutive securities outstanding, respectively, in connection with the convertible notes (see Note 4) and stock options (see Note 6) which were excluded from the diluted net loss per share computation as their effect would be anti-dilutive.

	December 31, 2015	December 31, 2014
Common stock equivalents:
Stock options	1,150,000	2,100,000
Convertible preferred stock	250,000	250,000

Total	1,400,000	2,350,000

Recent accounting pronouncements

Accounting standards which were not effective until after December 31, 2015 are not expected to have a material impact on the Company’s financial position or results of operations.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2015	June 30, 2015

Demonstration equipment	5 years	51,494	51,494
Furniture and fixtures	5 years	7,747	7,747
Computer equipment	3 years	11,805	11,805
Water treatment equipment	3 years	33,624	33,624
Warehouse equipment	3 years	900	900
Vehicle	5 years	4,500	4,500
Less: Accumulated depreciation		(50,545)	(33,347)
		$59,525	$76,723

For the six months ended December 31, 2015 and 2014, depreciation expense amounted to $17,198 and $7,006 respectively. During the six months ended December 31, 2015, $8,406 of the total depreciation expense has been recorded in cost of sales and $8,792 of depreciation expense has been included in general and administrative expenses.

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

The purchase price paid by the Company had been allocated to assets acquired on the records of the Company as follows:

Inventory	$8,373
Customer and demonstration contracts and trade names – intangible assets *	758,877
Purchase price	$767,250

* At June 30, 2015, the Company’s management determined that these assets were fully impaired and recorded an impairment loss equal to the aggregate carrying value of these assets of $657,693.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 3 – BUSINESS ACQUISITION (continued)

The following table summarizes the unaudited pro forma consolidated results of operations as if the Company’s acquisition of assets of Soft Wave had occurred on July 1, 2014:
	For the six months ended December 31, 2015		For the six months ended December 31, 2014
	As Reported	Pro Forma	As Reported	Pro Forma
Net Revenues	$151,886	$151,886	$475,257	$615,392
Loss from operations	(292,208)	(292,208)	(1,959,676)	(2,016,702)
Net Loss	(304,769)	(304,769)	(1,968,959)	(2,025,803)
Net Loss per common share:
Basic and diluted	$(0.01)	(0.01)	$(0.10)	$(0.10)

The unaudited pro forma consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if the Company and acquisition of assets of Soft Wave had been completed at the beginning of fiscal year 2015, or results that may be obtained in any future period.

NOTE 4 – LOANS AND NOTES PAYABLE

Loan payable

In March 2015, an unrelated party loaned a total of $50,000 to the Company. This loan is non-interest bearing and is due on demand. The proceeds were used for working capital purposes. As of December 31, 2015, loan payable amounted to $50,000.

Between August 2015 and September 2015, unrelated parties loaned a total of $127,155 to the Company. These loans are non-interest bearing and due on demand. The proceeds were used for working capital purposes.

As of December 31, 2015, loans payable amounted to $177,155.

Convertible notes payable – related party

In March 2014 prior to the recapitalization, AGT Arizona issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Arizona in payment of advances made in January 2014 and February 2014. Additionally, the note holders are principal stockholders of the Company (see Notes 6), including an entity which is controlled by the Company's sole officer and director. These notes were to mature on June 30, 2014 but were extended to December 31, 2014, and are convertible at any time at either the option of the holder or AGT Arizona into shares of AGT Arizona’s common stock at a conversion price of $0.40 per share. Following the closing of the recapitalization on March 19, 2014, by the terms of the notes these are now convertible into shares of the Company’s common stock at $0.40 per share. At December 31, 2015, the Company had $5,450 in accrued interest on the notes. On December 30, 2014, the maturity date had been extended to July 2015 at which time the Company’s management commence discussion with the lenders for further extensions.  In February 2016, the maturity dates of the notes were extended to July 1, 2016.

At December 31, 2015, the principal amounts of these convertible notes amounted to $100,000. The Company has determined that there was no beneficial conversion feature associated with these notes as the conversion price of the notes was higher than the fair value of the Company’s common stock based on a sales transaction that occurred in March 2014.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 4 – LOANS AND NOTES PAYABLE (continued)

Promissory notes (including related party)

Between April 2014 and September 2014, the Company issued 3% promissory notes in the aggregate principal amount of $623,450. One of the note holders is a principal stockholder of the Company which is controlled by the Company’s sole officer and director (see Note 5).  These proceeds from these notes were used for working capital purposes. These promissory notes matured on July 1st 2015 at which time the Company’s management commence discussion with the lenders for further extensions. In February 2016, the maturity dates of the notes were extended to July 1, 2016.

At December 31, 2015, the Company had $24,609 in accrued interest on these promissory notes.

Notes payable consisted of the following:
	December 31, 2015	June 30, 2015
Notes payable – unrelated party	$400,091	$400,091
Notes payable – related party (see Note 5)	223,359	223,359
Total notes payable	$623,450	$623,450

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

Through the Company’s former parent, AGT Canada, the Company entered into a general agreement and contract dated in November 2011 with Polarchem. The owners of Polarchem are shareholders of AGT Canada. In February 2014, the AGT Arizona entered into a 30 year license agreement with Polarchem which superseded the Original Agreement with AGT Canada (see Note 7). On November 5, 2015, the Company entered into a Distribution Agreement with Polarchem pursuant to which the Company was appointed a distributor of the Polarchem products in the People's Republic of China, including Hong Kong (see Note 7). In November 2015, the Company prepaid $50,000 against future orders in connection with the Distribution agreement.

In January 2013, the AGT Arizona entered into three independent contractor agreements with Mr. Michael Boyko, the Company’s former Chief Executive Officer, Energistics Consulting, LLC, a company owned by Mr. Rick Barbosa, the Company’s former Chief Operating Officer, and Mr. James Mack (see Note 7). These agreements were terminated on September 2, 2015.

In March 2014, the AGT Arizona issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Arizona in payment of advances made in January 2014 and February 2014. Additionally, one of the note holders is a principal stockholder of the Company and is controlled by the Company’s sole director and sole officer (see Note 4).

Between April 2014 and September 2014, the Company issued a 3% promissory note in the principal amount of $223,359 to a principal stockholder of the Company which is controlled by the Company’s sole director and sole officer (see Note 4).

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

Between September 2014 and March 2015, the Company’s former COO provided advances to the AGT Arizona for working capital purposes for $18,000. The advance was due on demand and interest free. The Company paid back $3,000 in November 2014 leaving a balance of $15,000 as of December 31, 2015.

Between November 2014 and March 2015, the Company’s former CFO provided advances to the subsidiaries of the Company for working capital purposes for $75,000. The advance was due on demand and interest free. As of December 31, 2015, advances owed to the former CFO amounted to $75,000.

In March 2015, the Company’s former CEO provided advances to the subsidiaries of the Company for $2,500 for working capital purposes. The advance was due on demand and interest free. As of December 31, 2015, advances owed to the former CEO amounted to $2,500.

On August 24, 2015, the former COO and CFO of the Company, converted a total of $90,000 in unsecured loans to secured loans using Uniform Commercial Code (“UCC”) Liens signed by Mr. Mike Boyko, the former CEO of the Company, without the approval of the board of directors of the Company. The Company does not believe the approval of the then board of directors was obtained at the time of the granting of the security interest.  The Company has engaged legal counsel to evaluate the validity of the granting of the security interest. If it should be ultimately determined that these former officers and directors have a valid security interest in the Company’s assets, in the event that the Company is unable to satisfy the amounts due them, they could foreclose on the Company’s assets. Such loans to former officers are included in due to related parties as reflected in the accompanying consolidated balance sheet. On November 12, 2015, these former executive officers and directors filed a lawsuit against the Company (see Note 7).

On September 2, 2015, Mr. Boyko, Mr. Barbosa and Ms. Borgen resigned their positions as executive officers of the Company. On September 8, 2015, Mr. John Mooney was appointed the Chief Executive Officer, President and Secretary of the Company.  As a result, Mr. Mooney is currently the Company’s sole director and sole officer.

Between October 2015 and December 2015, Mr. Russell Corrigan, then a stockholder of the Company, provided advances to the Company for working capital purposes for an aggregate amount $13,762. The advances are due on demand and interest free. As of December 31, 2015, advances owed to Mr. Corrigan amounted to $13,762.  In February 2016, Mr. Corrigan was appointed an executive officer and member of the Company's Board of Directors.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common stock

In July 2015, the Company sold 200,000 shares of the Company’s common stock for cash and received net proceeds of $100,000 or $0.50 per share.

In November 2015, the Company sold 600,000 shares of the Company’s common stock at $0.25 per share for gross proceeds of $150,000. The Company paid placement agent fees of $14,990 which was charged to additional paid in capital as an offering cost.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

Stock options

A summary of the stock options and changes during the period are presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
June 30, 2015	3,000,000	0.64	4.35
Granted	-	-	-
Exercised	-	-	-
Forfeited	(1,850,000)	0.65	4.10
Cancelled
Balance outstanding at December 31, 2015	1,150,000	$0.63	3.80

Options exercisable at December 31, 2015	1,150,000	$0.63
Options expected to vest	-

Weighted average fair value of options granted during the period ended December 31, 2015			$-

A total of 1,850,000 stock options were forfeited due to resignations of employees and consultants during the six months ended December 31, 2015.

Stock options outstanding at December 31, 2015 as disclosed in the above table have $0 intrinsic value at the end of the period. There were no unrecognized option costs as all outstanding options were fully vested at December 31, 2015.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Consulting agreements

In January 2013, through the Company’s wholly owned subsidiary, AGT Arizona entered into three independent contractor agreements with Mr. Michael Boyko, former Chief Executive Officer of AGT Arizona, Energistics Consulting LLC, a company owned by the former Chief Operating Officer of AGT Arizona, Mr. Barbosa, and Mr. James Mack (see Note 6). As compensation for their services per the terms of their respective agreements, the Company paid fees to i) Mr. Boyko of $10,000 per month ii) Energistics Consulting, LLC of $8,000 per month and iii) Mr. Mack of $4,000 per month. Additionally, the Company paid reimbursement for out of pocket travel expenses.

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
DECEMBER 31, 2015

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

On September 2, 2015, Mr. Boyko, Mr. Barbosa and Mr. Mack resigned their positions as executive officers of the Company and such consulting agreements were terminated on the same date.

General agreement

In November 2011, AGT Canada, AGT Arizona’s former parent, entered into a general agreement and contract (the “Original Agreement”) with Polarchem Associated Limited, Polarchem International Limited and the shareholders of those companies (collectively the “Polarchem”). The AGT Arizona was formed to market and sell Polarchem’s proprietary technology solutions in North America under the terms of this agreement. AGT Canada agreed to act for Polarchem as its exclusive sales and service distributors in the United States, Canada and Mexico.

In February 2014 AGT Arizona entered into a 30 year license agreement with Polarchem Associated Limited, Polarchem International Limited and the shareholders of those companies granting AGT Arizona exclusive rights to the proprietary technology in the United States, Canada and Mexico (the “Territory”) which superseded the Original Agreement dated in November 2011 between AGT Canada and Polarchem. Such license agreement grants AGT Arizona the exclusive rights to use Polarchem’s licensed marks, to manufacture and sell their products and to provide the services within the Territory. AGT Arizona has been granted the right of first refusal to acquire all the assets of Polarchem as defined in the license agreement. AGT Arizona shall use it best efforts to sell, advertise and promote the sale of Polarchem products throughout the Territory.

Distribution agreement

On November 5, 2015, the Company entered into a Distribution Agreement with Polarchem Associated Limited, Polarchem International Ltd. and Chenvitech Ltd. (collectively, "Polarchem") pursuant to which the Company was appointed a distributor of the Polarchem products in the People's Republic of China, including Hong Kong. This new distribution agreement is in addition to the Company’s existing February 2014 30 year agreement with Polarchem granting the Company an exclusive rights to the proprietary technology in the United States, Canada and Mexico. Under the terms of the new agreement, in addition to purchasing the Polarchem products at an agreed upon price, the Company agreed to pay Polarchem a royalty of $0.60 per liter for three years and thereafter such amount as shall be mutually agreed upon by the parties.  The agreement requires the Company to satisfy certain minimum purchase quantities before February 28, 2016, as well as for the period ending August 28, 2016.  Upon satisfying these purchase requirements, commencing in the second year of the agreement, the Company will be granted manufacturing rights subject to certain sales targets.  If the Company fails to meet any of these requirements, the agreement can be terminated by Polarchem upon 90 days notice to us, subject to our ability to cure the breach.  If the Company fails to meet the minimum purchase requirements, the Company may extend the term of the agreement for a year at a time by paying Polarchem the balance of any royalties which are due up to the minimum purchase quantities for that year.

The new distribution agreement grants the Company the right to license or sublicense the rights under the agreement, and the Company was also granted the right to sublicense the manufacturing rights within 12 months providing that the Company has achieved certain minimum purchase levels. The new distribution agreement contains customary confidentiality provisions as well as a 24 month non-compete from the termination of the agreement within the PRC. Upon execution of the new distribution agreement, the Company prepaid Polarchem $50,000 against future orders in November 2015.

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	2-3 years	4-5 years	5+ years
Operating lease	$189,700	$42,700	$91,200	$55,800	-
Total	$189,700	$42,700	$91,200	$55,800	$-

Rent expense was $21,962 and $27,324 for the six months ended December 31, 2015 and 2014, respectively.

Patent Assignment

In July 2014, Gary Dean Wilson and Michael Dean Brown, the inventors of certain patented technology used by Soft Wave, assigned all of their right title and interest in and to that certain U.S. Patent No. 8,477,003, Serial No. 13/262.227 for apparatus for generating a multi-vibrational field to the Company in exchange for the payment of royalties. In September 2014, the Company agreed to pay a royalty of an aggregate of 5% to Mr. Wilson and Mr. Brown based on annual gross sales income related to the patent. Payment of royalty shall be on the 15th of the month following the receipt of the associated sales. The royalty shall have a maximum payout of $20 million. In October 2014, the Company orally re-negotiated the payments terms whereby the royalty has increased to 6% and royalties will be paid to Mr. Wilson (2%), Mr. Brown (2%) and three other key Soft Wave associates (2%). The Company expects to enter into a written agreement memorializing the current terms during fiscal 2016. During the six months ended December 31, 2015, the Company recorded royalty expense of $9,113. As of December 31, 2015, the Company has accrued royalty expense of approximately $18,787 in connection with the patent assignment. Between December 2015 and January 2016, the Company paid royalty of $9,048 to Mr. Brown and a total $9,048 to the other 3 key Soft Wave associates.

Throughout 2015, several of the customers acquired by the Company pursuant to the Asset Purchase Agreement (see Note 3) began to cancel existing contracts with the Company.  Management undertook an investigation which led to the discovery of potential patent infringement and contract interference by one of the inventors, Mr. Gary Wilson and previous employees, Mr. Bruce Barker, Mr. Stephen Clausi, and Mr. Brian Barker, operating through companies Enhanced Life Water Solutions, LLC and True Water LLC. On December 8, 2015, the Company filed a lawsuit in the United States District Court, District of Arizona alleging ten causes of action against the above-referenced defendants whereby the Company asserted claims for compensatory, consequential and incidental damages not less than $2.0 million plus pre-judgment and post-judgment interest, punitive damages and attorneys’ fee and costs incurred. On December 8, 2015, along with the Complaint, the Company filed for a temporary restraining order and preliminary injunction.  The oral argument for the Preliminary Injunction took place on January 28, 2016 and the Court’s ruling is expected by April 18, 2016.

Litigation

As disclosed in Note 5, between September 2014 and March 2015, two of the Company's former executive officers and directors advanced to the Company an aggregate of $90,000 which are interest free advances due on demand. In August 2015, these former executive officers and directors converted these unsecured loans to purported secured loans using Uniform Commercial Code liens signed by the Company's former CEO. The Company does not believe the approval of the then board of directors was obtained at the time of the granting of the security interest and the Company has engaged legal counsel to evaluate the validity of the granting of the security interest. On November 12, 2015, these former executive officers and directors filed a lawsuit against the Company in the Superior Court of State of Arizona, in the County of Maricopa, alleging breach of contract, unjust enrichment and violation of Arizona’s Wage Act.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

The plaintiffs are asserting claims for compensatory damages on unpaid compensation, unpaid advances and unreimbursed expenses in the approximate amount of $263,000 plus pre and post judgement interest and incurred attorneys’ fees. On December 21, 2015, the plaintiffs filed a first amended complaint to include Russell Corrigan and John Mooney, Executive Officers of the Company together with one shareholder and an investor of the Company as defendants in this complaint.

The Company has engaged counsel to represent the Company in this matter and expect to vigorously defend the action. On February 5, 2016, the Company filed a counter claim against these former executive officers and directors alleging breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing, civil conspiracy, unjust enrichment, constructive fraud and negligent misrepresentation. The Company is asserting claims for compensatory, consequential and incidental damages not less than $2.5 million plus punitive damages and attorneys’ fee and costs incurred.

NOTE 8 – SUBSEQUENT EVENTS

In January 2016, the Company received a refundable advance of approximately $75,000 for the purchase of Polarchem products from an unrelated party. Such unrelated party is a party to a Memorandum of Understanding (“MOU”) with the Company dated in October 2015, whereby the unrelated party is interested of acquiring exclusive rights to the Polarchem products for the People’s Republic of China. The unrelated party is required to conduct its due diligence and testing of the Polarchem products in accordance with the MOU. Upon successful conclusion of the product testing, the MOU provides for the parties to enter into a definitive license agreement whereby the unrelated party shall pay the total amount of $1 million as license fee. Additionally, in December 2015, the unrelated party paid a customer deposit of $50,000 towards future demonstration services to be performed by the Company.

On February 1, 2016, the Company and its subsidiary, AGT Softwave, entered into a Distribution Agreement (the “Stina Agreement”) with Stina Resources Ltd. (“Stina”) for the Canadian distribution rights for AGT Soft Wave’s water treatment technology.  Pursuant to the Stina Agreement, the Company agreed to grant Stina non-exclusive distribution rights to distribute products of AGT Soft Wave within Canada. Within 30 days of the execution of the Stina Agreement, Stina is to pay CDN$25,000 as consideration for the granting the non-exclusive distribution rights. Stina may at its discretion acquire exclusive distribution rights in Canada from the Company in exchange for an aggregate sum of CDN$250,000 (the “Purchase Price”) comprising of the $25,000 initial payment and three payments of CDN $75,000 upon reaching certain gross monthly revenue threshold. The Company shall retain a royalty of 12% of all gross revenues derived from the sale or lease of the products of AGT Soft Wave in Canada. Upon the payment of the Purchase Price, the term of the exclusive distribution rights will be for a 25 year period subject to earlier termination in accordance with the provision of this Agreement. Two of the shareholders of the Company are also directors of Stina.  Mr. Russell Corrigan is a principal stockholder of Stina, however, at the time of the negotiations for the Agreement he had not yet been appointed an executive officer and director of the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended December 31, 2015 and 2014 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended June 30, 2015, this report, and our other filings with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

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

Our acquisition of the Soft Wave customer service agreements has resulted in increased sales opportunities via cross-selling opportunities between existing and targeted AGT Arizona and AGT Soft Wave customers. These acquired customer service agreements have provided us with an additional revenues ranging from $30,000 to $37,000 per month during the six months ended December 31, 2015. These agreements have been in place for several years with virtually no attrition. The technicians and sales team previously servicing the Soft Wave accounts were initially hired as employees of AGT Soft Wave and continued to service customers that existed at the time of the acquisition.  In September 2015, however, we have terminated these employees due to insufficient working capital. Beginning in late December 2015, we have employed one technician, one service installer and one sales person under a full time basis.  Consequently, we expect revenues to decrease during fiscal 2016.

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

Although we do not have any commitments for capital expenditures, we do not have sufficient working capital to fund our operations and satisfy our obligations as they become due. Our lack of working capital is adversely impacting our ability to grow our company and continue our day to day operations. We will need to raise at least $1.3 million to repay debt and provide three months working capital and funds required to invest in AGT Soft Wave to increase our sales and also to provide funding for marketing and sales, IT infrastructure, manufacturing equipment, the purchase of Polarchem inventory for expected contracts, our operating infrastructure, fund the additional costs of our public company reporting obligations and satisfy our obligations as they become due. To date, we have been principally dependent upon advances and loans from related parties to fund our operations and at December 31, 2015 we owe those related parties an aggregate of approximately $430,000. In addition, since April 2014, we have borrowed an additional $400,000 from third parties under promissory notes which matured in July 2015 and additional loan of $50,000 which is non-interest bearing and is due on demand. Between November 2014 and February 2015, we received gross proceeds of $292,000 from the sale of shares of our common stock in a private transactions. In second quarter of fiscal 2016, we received an aggregate net proceeds of $235,000 from the sale of shares of our common stock in a private transaction and third parties lent us an aggregate of $127,000.  While we are currently negotiating with this third party to provide additional debt financing to us, there are no assurances the terms will be acceptable to us.  There are also no assurances that these related parties will continue to advance funds to us for our working capital needs. Given the small size of our company, the early stage of our operations, we have found it difficult to raise sufficient capital to meet our needs. While we continue to explore a variety of potential sources of equity or debt financing for our company, if we are unable to access capital as needed, our ability to grow our company is in jeopardy and, absent a significant increase in our revenues, we may be unable to continue as a going concern.

Going Concern

We have incurred net losses of approximately $6.0 million since inception through December 31, 2015. The report of our independent registered public accounting firm on our consolidated financial statements for fiscal 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

In fiscal 2015, we generated revenues both from the provision of services associated with our historic business as well as from revenues under the service agreements we acquired as part of our acquisition of Soft Wave in October 2014. During the second quarter of fiscal 2016, all of our revenues were associated with our AGT Soft Wave operations.  During the three and six months ended December 31, 2015, our revenues decreased by approximately 89% and 68% , respectively, due to we did not generate any Polarchem revenues related to the completion of services associated with an online cleaning technology as compared to the three and six month ended December 31, 2014.

During the second quarter of fiscal 2016 we began reorganizing our sales and marketing efforts for our AGT Soft Wave operations. While we are growing within our existing clients and the areas of operation such as in Oxnard, California, Salinas California and Yuma, Arizona, our total sales restructuring changes are expected to be built around one salaried sales person who will manage existing clients and our commissioned only compensated sales force. Our commissioned only sales staff will be formed through building relationships in the HVAC, cooling tower and installation industry. Additionally this program is now being expanded to include a hotel service company. Beginning in late December 2015, we have employed one technician, one service installer and one sales person under a full time basis for our AGT Soft Wave operations.  This sales program is intended to be sold as an add-on to those existing businesses and new client sales. The plan of expanding in jurisdictions we already have is designed to dramatically lower our servicing and travel expenses and to also transition from demonstration type installs to a sales based installations. Although our analysis of these markets and customers show the ability to significantly increase AGT Soft Wave revenues, we have yet to confirm that we are able to sell to these customers and that a commission-based sales force can be effective.

As described elsewhere in this report, in February 2016, we entered into a Distribution Agreement with Stina Resources Ltd. (“Stina”) for the Canadian distribution rights for AGT Soft Wave’s water treatment technology.  We will be entitled to a royalty of 12% of all gross revenues derived from the sale or lease of the products of AGT Soft Wave in Canada. We expect that our revenues will increase in the future as a result of the execution of the Distribution Agreement with Stina, however, we are unable at this time to estimate the amount of the expected increases.

Our cost of sales includes the cost of the product and labor cost. The cost of sales is not expected to change substantially during fiscal 2016, although we do believe we are underpriced given the savings our products provide to our customers. We continue to evaluate what the market price should be for our products and believe that increases in our pricing during fiscal 2016 or beyond as the value continues to be proven via internal data collection, third party testing, and customer testimonials. During the three and six months ended December 31, 2015, our cost of sales decreased by approximately 90% and 74%, respectively, and was primarily attributable to the decrease in our Polarchem revenues.

Our total operating expenses for the second quarter of fiscal 2016 consisted primarily of marketing, selling and administrative expenses, compensation, professional fees, consulting fees, and general and administrative expenses. During the three and six months ended December 31, 2015, we did not have a comparable non-cash compensation associated with stock options granted to our management, employees and a board member for which there were approximately $192,000 and $1,470,000 non-cash compensation during the three and six months ended December 31, 2014, respectively. Our total operating expenses for the three and six months ended December 31, 2015 excluding these non-cash compensation expense decreased 74% and 52%, respectively, as compared to the three and six months ended December 31, 2014. Our operating expenses during the three and six months ended December 31, 2015 have decreased which are primarily attributable to decreases in:

●
marketing, selling and advertising expenses and consulting expenses decreased during the three and six  months ended December 31, 2015 as compared to the prior period and was due to cost cutting measures as a result of lack of working capital;

●
compensation and consulting expense decreased during the three and six  months ended December 31, 2015 as compared to the prior period was the result of the resignation of our former officers as well as the termination of seven employees and one independent contractor in September 2015 due to insufficient working capital.

●
general and administrative expenses decreased during the three and six months ended December 31, 2015 as compared to the prior period and were due to the decreased in utilities, insurance, travel and transportation expenses due to cost cutting measures as a result of lack of working capital.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2015, we had working capital deficit of approximately $1.3 million as compared to working capital deficit of $1.2 million at June 30, 2015. At December 31, 2015, we had $38,828 in cash as compared to $10,437 in cash at June 30, 2015.  Our current assets at December 31, 2015 increased by approximately 38% from June 30, 2015, and included accounts receivable, net, inventory and prepaid and other current assets. Prepaid and other current assets primarily represent approximately $50,000 in prepaid inventory and $10,000 in prepaid legal service which are being amortized over the terms of the agreements. Accounts receivable, net primarily represents amounts due us under service agreement we acquired in October 2014 as part of our acquisition of assets from Soft Wave described elsewhere in this report.

Our current liabilities at December 31, 2015 increased by 8% from June 30, 2015 and included our accounts payable and accrued liabilities in the ordinary course of our business, as well as $723,450 in notes payable, $177,155 loan payable, $50,000 customer deposit and $106,262 due to related parties. Included in these obligations are convertible notes in the principal amount of $100,000. At the option of either the holder or our company, the principal and accrued interest is convertible in whole into shares of our common stock at a conversion price of $0.40 per share. As of the date of this report we have not received conversion notices from any of the note holders. These promissory notes, as amended, mature on July 1, 2016.  Additionally, between November 2014 and June 2015 our former COO, CFO and CEO provided advances to us for a total of approximately $95,000 for working capital purposes and currently has an outstanding balance of $92,500. Additionally, between October 2015 and December 2015, Mr. Corrigan, who was subsequently appointed as an executive officer and director of our company, provided advances to us for working capital purposes for an aggregate amount $13,762.  These advances are due on demand and bear no interest. During second quarter of 2016, we received proceeds from loans for a total of $127,155. As described elsewhere herein, we do not have sufficient funds to repay these obligations.

Net cash used in operating activities was approximately $348,000 for the second quarter of fiscal 2016 as compared to approximately $525,000 for the second quarter of fiscal 2015.  During the second quarter of fiscal 2016 cash was used as follows:

●	net loss was approximately $305,000, and
●	an increase in our inventory and prepaid expenses and other current assets of approximately $8,000, and $47,000 respectively and
●
a decrease in our accounts receivable, of approximately $30,000, a decrease in our accounts payable and accrued expenses of approximately $88,000 and an increase in customer deposit of $50,000, partially offset by

●	non-cash operating expenses of depreciation of approximately $17,000, and bad debts of $3,300.

During the second quarter of fiscal 2015 period cash was used as follows:

●	net loss was approximately $1.97 million , and
●	An increase in our accounts receivable of approximately $222,000 , and
●
a decrease in our inventory, prepaid expenses and other current assets of approximately $85,000 and an increase in our bank overdraft, accounts payable and accrued expenses of approximately $70,000, partially offset by a

●	non-cash operating expenses of amortization and depreciation of approximately $32,000 and stock based compensation of approximately $1.5 million.

Net cash used in investing activities related to the purchase of property and equipment for the six months ended December 31, 2014 was approximately $8,000 as compared to approximately $0 for the six months ended December 31, 2015.

Net cash provided by financing activities for the quarter of fiscal 2016 was approximately $376,000 as compared to approximately $509,000 for the second quarter of fiscal 2015.  During the second quarter of fiscal 2016, we received proceeds of approximately $127,000 from the issuance of loans, $235,000 from the issuance of our common stock and related party advance of $13,800.  During the second quarter of fiscal 2015, we received proceeds of approximately $289,000 from the issuance of the 3% notes, $200,000 from the issuance of our common stock and related party advances of $23,000.

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

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings.

               Between September 2014 and March 2015, Mr. Rick Barbosa and Ms. Carrie Borgen, two of the Company's former executive officers and directors advanced to the Company an aggregate of $90,000 which are interest free advances due on demand. In August 2015, these former executive officers and directors converted these unsecured loans to purported secured loans using Uniform Commercial Code liens signed by the Company's former CEO. The Company does not believe the approval of the then board of directors was obtained at the time of the granting of the security interest and the Company has engaged legal counsel to evaluate the validity of the granting of the security interest. On November 12, 2015, these former executive officers and directors filed a lawsuit against the Company in the Superior Court of State of Arizona, in the County of Maricopa, Case No. CV2015-008616, alleging breach of contract, unjust enrichment and violation of Arizona’s Wage Act. The plaintiffs are asserting claims for compensatory damages on unpaid compensation, unpaid advances and unreimbursed expenses in the approximate amount of $263,000 plus pre and post judgement interest and incurred attorneys’ fees. On December 21, 2015, the plaintiffs filed a first amended complaint to include Russell Corrigan and John Mooney, Executive Officers of the Company together with one shareholder and an investor of the Company as defendants in this complaint.

                 The Company has engaged counsel to represent the Company in this matter and expect to vigorously defend the action. On February 5, 2016, the Company filed a counter claim against these former executive officers and directors alleging breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing, civil conspiracy, unjust enrichment, constructive fraud and negligent misrepresentation. The Company is asserting claims for compensatory, consequential and incidental damages not less than $2.5 million plus punitive damages and attorneys’ fee and costs incurred.

                 Throughout 2015, several of the customers acquired by the Company pursuant to the Asset Purchase Agreement (see Note 3) began to cancel existing contracts with the Company.  Management undertook an investigation which led to the discovery of potential patent infringement and contract interference by one of the inventors, Mr. Gary Wilson and previous employees, Mr. Bruce Barker, Mr. Stephen Clausi, and Mr. Brian Barker, operating through companies Enhanced Life Water Solutions, LLC and True Water LLC. On December 8, 2015, the Company filed a lawsuit in the United States District Court, District of Arizona alleging ten causes of action against the above-referenced defendants whereby the Company asserted claims for compensatory, consequential and incidental damages not less than $2.0 million plus pre-judgment and post-judgment interest, punitive damages and attorneys’ fee and costs incurred. On December 8, 2015, along with the Complaint, the Company filed for a temporary restraining order and preliminary injunction.  The oral argument for the Preliminary Injunction took place on January 28, 2016 and the Court’s ruling is expected by April 18, 2016.

Item 1A.          Risk Factors.

None.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.             Other Information.

In January 2016, the Company received a refundable advance of approximately $75,000 for the purchase of Polarchem products from an unrelated party. Such unrelated party is a party to a Memorandum of Understanding (“MOU”) with the Company dated in October 2015, whereby the unrelated party is interested of acquiring exclusive rights to the Polarchem products for the People’s Republic of China. The unrelated party is required to conduct its due diligence and testing of the Polarchem products in accordance with the MOU. Upon successful conclusion of the product testing, the MOU provides for the parties to enter into a definitive license agreement whereby the unrelated party shall pay the total amount of $1 million as license fee. Additionally, in December 2015, the unrelated party paid a customer deposit of $50,000 towards future demonstration services to be performed by the Company.

On February 1, 2016, the Company and its subsidiary, AGT Softwave, entered into a Distribution Agreement (the “Stina Agreement”) with Stina Resources Ltd. (“Stina”) for the Canadian distribution rights for AGT Soft Wave’s water treatment technology.  Pursuant to the Stina Agreement, the Company agreed to grant Stina non-exclusive distribution rights to distribute products of AGT Soft Wave within Canada. Within 30 days of the execution of the Stina Agreement, Stina is to pay CDN$25,000 as consideration for the granting the non-exclusive distribution rights. Stina may at its discretion acquire exclusive distribution rights from the Company in exchange for an aggregate sum of CDN$250,000 (the “Purchase Price”) comprising of the $25,000 initial payment and three payments of CDN $75,000 upon reaching certain gross monthly revenue threshold. The Company shall retain a royalty of 12% of all gross revenues derived from the sale or lease of the products of AGT Soft Wave in Canada. Upon the payment of the Purchase Price, the term of the exclusive distribution rights will be for a 25 year period subject to earlier termination in accordance with the provision of this Agreement. Two of the shareholders of the Company, including Mr. Russell Corrigan who was subsequently appointed an executive officer and director of our company, are also directors of Stina. Mr. Corrigan did not participate in the negotiations of the Stina Agreement.

On February 15, 2016 Mr. Russell Corrigan was appointed to our Board of Directors to fill a vacancy.  On February 15, 2016 Mr. John P. Mooney resigned as our Chief Executive Officer, President and Secretary, positions he had held since September 2015, and Mr. Corrigan was appointed to those positions.  Mr. Mooney remains a member of our Board of Directors.

             Mr. Corrigan, 42, has served as our General Manager, as well as the General Manager of our AGT Soft Wave subsidiary, since February 2015.  Since September 2015 he has been a member of the Board of Directors of Stina Resources Ltd., a Canadian mineral exploration company (CSE: SQA).  Mr. Corrigan also serves on the Audit Committee of Stina Resources, Ltd.  From September 2003 until July 2014, he served as a registered investment advisor with several Canadian firms investment firms, including Mackie Research Capital Corporation (January 2013 to July 2014), Global Maxfin Capital, Inc. (January 2010 until December 2012), First Canada Capital Partners, Inc. (January 2007 until December 2009) and Bolder Investment Partners Ltd. (September 2003 to December 2006).  Mr. Corrigan has been a licensed investment representative in Canada since 1997 and a licensed investment advisor in Canada since 2003.

             As described elsewhere in this report, in February 2015 we entered into a Distribution Agreement with Stina Resources Ltd.  Mr. Corrigan did not participate in any of the negotiations of this agreement.

            We are presently in negotiations with Mr. Corrigan over the terms of his compensation arrangements.

Item 6.                 Exhibits.

No.	Description
10.17	Softwave Product Distribution Agreement dated February 1, 2016 among Stina Resources Ltd., America Greener Technologies, Inc. and AGT Soft Wave, Inc. *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA GREENER TECHNOLOGIES, INC.

February 16, 2016	By:	/s/ Russell Corrigan
Russell Corrigan, Chief Executive Officer, principal financial and accounting officer