Form 10-Q
period 2016-03-31
America Greener Technologies, Inc.
filed 2016-05-23
CIK 1403433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  21,780,848 shares of common stock are issued and outstanding as of May 20, 2016.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “America Greener,” “we,” “our,” “us,” and similar terms refers to America Greener Technologies, Inc., a Nevada corporation, and our subsidiaries America Greener Technologies Incorporated, an Arizona corporation which we refer to as “AGT Arizona” and AGT Soft Wave, Inc., a Nevada corporation which we refer to as “AGT Soft Wave.”  In addition, "third quarter of fiscal 2016" refers to the nine months ended March 31, 2016, "third quarter of fiscal 2015" refers to the nine months ended March 31, 2015, “fiscal 2015” refers to the year ended June 30, 2015, and “fiscal 2016” refers to the year ending June 30, 2016.

Unless specifically set forth to the contrary, the information which appears on our website at www.americagreener.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
	(Unaudited)

ASSETS

Current assets:
Cash	$9,942	$10,437
Accounts receivable, net	26,325	54,217
Inventory	59,067	51,093
Prepaid expenses and other current assets	252,957	16,699

Total current assets	348,291	132,446

Other assets:
Property and equipment, net	50,926	76,723
Intangible assets, net	1,601	1,601
Deposit	3,500	3,500
Total other assets	56,027	81,824

Total assets	$404,318	$214,270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft
Accounts payable and accrued liabilities	$414,830	$470,301
Convertible notes payable - related parties	100,000	100,000
Notes payable	211,760	186,760
Notes payable - related party	436,690	436,690
Loans payable	50,000	50,000
Loans payable - related party	177,165	-
Customer deposits	250,000	-
Due to related parties	106,262	92,500
Total current liabilities	1,746,707	1,336,251

Commitments and contingencies (Note 7)

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized: none shares issued and outstanding	-	-
Common stock, $0.001, 75,000,000 shares
authorized: 21,284,848 shares and 20,484,948 shares issued and
outstanding at March 31, 2016 and June 30, 2015, respectively	21,285	20,485
Additional paid in capital	4,823,410	4,589,200
Accumulated deficit	(6,187,084)	(5,731,666)
Total stockholders' deficit	(1,342,389)	(1,121,981)

Total liabilities and stockholders' deficit	$404,318	$214,270

See accompanying notes to unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE	FOR THE THREE	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Net revenues - services	$50,693	$161,131	$202,579	$636,388

Cost of revenues - services	22,761	45,652	48,498	143,405

Gross profit	27,932	115,479	154,081	492,983

Operating expenses:
Marketing, selling and advertising expenses	1,082	37,696	2,881	125,545
Compensation expense	53,354	509,304	248,578	2,191,778
Professional fees	67,815	28,916	163,216	163,163
Consulting fees	10,434	211,940	59,446	443,460
General and administrative	39,467	125,556	116,388	326,646
Total operating expenses	172,152	913,412	590,509	3,250,592

Loss from operations	(144,220)	(797,933)	(436,428)	(2,757,609)

Other expense
Interest expense	(6,429)	(4,489)	(18,990)	(13,772)
Total other expense	(6,429)	(4,489)	(18,990)	(13,772)

Loss before provision for income taxes	(150,649)	(802,422)	(455,418)	(2,771,381)

Provision for income taxes	-	-	-	-

Net loss	$(150,649)	$(802,422)	$(455,418)	$(2,771,381)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	21,284,848	20,270,674	21,022,303	19,684,677

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.01)	(0.04)	(0.02)	(0.14)

See accompanying notes to unaudited consolidated financial statements.

AMERICA GREENER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2016	MARCH 31, 2015
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(455,418)	$(2,771,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	25,797	74,825
Bad debts	5,571	-
Stock based compensation	-	1,837,141

Changes in operating assets and liabilities
Accounts receivable	22,321	(57,557)
Inventory	(7,974)	68,899
Prepaid expenses and other current assets	(161,258)	7,755
Accounts payable and accrued liabilities	(55,471)	123,491
Customer deposit	250,000	-
Net cash used in operating activities	(376,432)	(716,827)

Cash flows from investing activities:
Purchase of property and equipment	-	(22,779)
Net cash used in investing activities	-	(22,779)

Cash flows from financing activities:
Proceeds from notes payable	25,000	288,579
Proceeds from loans payable - related party	102,165	50,000
Proceeds from related party advances	13,762	95,500
Payments made for related party advances	-	(3,000)
Proceeds from issuance of common stock	235,010	292,367
Net cash provided by financing activities	375,937	723,446

Net decrease in cash	(495)	(16,160)

Cash at beginning of period	10,437	24,885

Cash at end of period	$9,942	$8,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$793	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issued a loan payable to a related party to prepay Polarchem products	$75,000	$-
Issued a note payable to settle accounts payable	$-	$20,000
Issuance of common stock in connection with asset purchase agreement	$-	$767,250

See accompanying notes to consolidated financial statements.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

Basis of presentation and going concern

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and the rules and regulations of the U.S Securities and Exchange Commission for Interim Financial Information. All intercompany transactions and balances have been eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2016, and the results of operations and cash flows for the three and nine months ended March 31, 2016 have been included. The results of operations for the nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of approximately $455,000 and $376,000, respectively, for the nine months ended March 31, 2016.  Additionally, the Company had an accumulated deficit of approximately $6.2 million and working capital deficit of approximately $1.4 million at March 31, 2016. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of accounts receivable, deferred tax assets, intangible assets, stock based compensation and the useful lives of property and equipment.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2016, the Company had not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts receivable and allowance for doubtful accounts

The Company has a policy of providing on allowance for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to bad debt expense and included in the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2016 and June 30, 2015, allowance for doubtful accounts amounted to $15,179 and $9,609, respectively. The Company recorded bad debt expense of $5,571 during the nine months ended March 31, 2016.

Inventory

Inventory, consisting of finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the first-in, first-out method.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $252,957 and $16,699 at March 31, 2016 and June 30, 2015, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses included prepayments in cash for rent, consulting and inventory which are being amortized over the terms of their respective agreements.

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
MARCH 31, 2016

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

Intangible assets

Legal costs associated with serving and protecting trademarks are capitalized. During the period from February 14, 2012 (inception) to December 31, 2012, the Company filed a trademark for its company logo. In accordance with ASC 350-30-35 “Intangibles, Goodwill and Other”, the Company does not amortize its trademark, which is determined to have an indefinite useful life. Instead, the Company assesses its trademark for impairment annually and when circumstances indicate that the carrying value may not be recoverable. The trademarks is not amortized due to its indefinite life.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment losses during the nine months ended March 31, 2016 and 2015, however an impairment loss was recorded at June 30, 2015 (see Note 3).

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

Revenue for equipment installation and cleaning services is recognized upon completion of the installation and cleaning services. All of the Company’s revenues for the nine months ended March 31, 2016 were generated from this revenue stream. The Company did not generate any revenues during the nine months ended March 31, 2016.

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

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Revenue and Supplier

The Company purchases substantially all of its products from Polarchem which has manufacturing companies located in India and the UK (see Note 5 and 7). There were no purchased inventories and products from Polarchem during the nine months ended March 31, 2016 and 2015.

During the nine months ended March 31, 2016, sales to two customers (20% and 16%) represented approximately 36% of the Company’s net sales. During the nine months ended March 31, 2015 sales to one customer represented approximately 72% of the Company’s net sales. As of March 31, 2016, the Company had three customers (13%, 12%, and 27%) representing approximately 52% of gross accounts receivable. As of June 30, 2015, the Company had four customers (25%, 12%, 20%, and 11%) representing approximately 68% of gross accounts receivable.

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

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of March 31, 2016 and June 30, 2015, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The Company's 2015, 2014, and 2013 tax years may still be subject to federal and state tax examination.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, “Compensation – Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were 1,150,000 options outstanding as of March 31, 2016 and 2,700,000 outstanding as of March 31, 2015. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50, “Equity – Based Payments to Non-Employees”.

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

Customer   Deposits

Customer deposits consisted of prepayments from customers to the Company. The Company will recognize the prepayments as revenue upon completion of the demonstration services in compliance with its revenue recognition policy and refundable advances in connection with an MOU agreement (see Note 7). Customer deposits amounted $250,000 and $0 at March 31, 2016 and June 30, 2015.

Marketing, selling and advertising

Marketing, selling and advertising costs are expensed as incurred. For the nine months ended March 31, 2016, and 2015, such expenses were $2,881 and $125,545, respectively.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At March 31, 2016 and 2015, the Company has had 1,400,000 and 2,950,000 potentially dilutive securities outstanding, respectively, in connection with the convertible notes (see Note 4) and stock options (see Note 6) which were excluded from the diluted net loss per share computation as their effect would be anti-dilutive.

	March 31, 2016	March 31, 2015
Common stock equivalents:
Stock options	1,150,000	2,700,000
Convertible preferred stock	250,000	250,000

Total	1,400,000	2,950,000

Recent accounting pronouncements

Accounting standards which were not effective until after March 31, 2016 are not expected to have a material impact on the Company’s financial position or results of operations.

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

The reclassification consisted of notes to certain individuals who became related parties as of March 31, 2016.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2016	June 30, 2015

Demonstration equipment	5 years	51,494	51,494
Furniture and fixtures	5 years	7,747	7,747
Computer equipment	3 years	11,805	11,805
Water treatment equipment	3 years	33,624	33,624
Warehouse equipment	3 years	900	900
Vehicle	5 years	4,500	4,500
Less: Accumulated depreciation		(59,144)	(33,347)
		$50,926	$76,723

For the nine months ended March 31, 2016 and 2015, depreciation expense amounted to $25,797 and $11,585 respectively. During the nine months ended nine March 31, 2016, $12,609 of the total depreciation expense has been recorded in cost of sales and $13,188 of depreciation expense has been included in general and administrative expenses.

On October 31, 2014, AGT Soft Wave, a wholly-owned subsidiary of the Company, acquired certain assets, constituting a business, from Soft Wave Innovations Inc., a third party, in exchange for 775,000 shares of the Company’s common stock valued at $767,250 or $0.99 per share under the terms of the Asset Purchase Agreement by and among the Company, AGT Soft Wave and Soft Wave.  The purpose of the acquisition was to acquire certain assets of Soft Wave. The fair value of the shares of the common stock were based on the quoted trading price on the closing date of the transaction (see Note 6). The assets that were acquired included customer contracts, trade names, inventory, tools and parts, and demonstration contracts related to the prior joint venture with Soft Wave. The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets acquired directly on the financial statements of the subsidiary, AGT Soft Wave.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 3 – BUSINESS AQUISITION

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

The following table summarizes the unaudited pro forma consolidated results of operations as if the Company’s acquisition of assets of Soft Wave had occurred on July 1, 2014:

	For the nine months ended March 31, 2016		For the nine months ended March 31, 2015
	As Reported	Pro Forma	As Reported	Pro Forma
Net Revenues	$202,579	$202,579	$636,388	$776,523
Loss from operations	(436,428)	(436,428)	(2,757,609)	(2,814,722)
Net Loss	(455,418)	(455,418)	(2,771,381)	(2,828,311)
Net Loss per common share:
Basic and diluted	$(0.02)	(0.02)	$(0.14)	$(0.14)

The unaudited pro forma consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if the Company and acquisition of assets of Soft Wave had been completed at the beginning of fiscal year 2015, or results that may be obtained in any future period.

NOTE 4 – LOANS AND NOTES PAYABLE

Loan payable

In March 2015, an unrelated party loaned a total of $50,000 to the Company. This loan is non-interest bearing and is due on demand. The proceeds were used for working capital purposes. As of March 31, 2016, loan payable amounted to $50,000.

Between August 2015 and September 2015, a related party loaned a total of $102,165 to the Company. These loans are non-interest bearing and due on demand. The proceeds were used for working capital purposes. The related party is the father of the CEO of the Company (see Note 5).

In March 2016, a related party loaned a total of $75,000 which was used to prepay Polarchem inventory per the terms of the Distribution Agreement (see Note 7). This loan is non-interest bearing and is due on demand. The related party is the father of the CEO of the Company (see Note 5). The related party paid the $75,000 directly to Polarchem which is included in loans payable – related party as of March 31, 2016.

As of March 31, 2016, loans payable to related party amounted to $177,165 and loans payable to unrelated party amounted to $50,000.

Convertible notes payable – related party

In March 2014, the Company issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Arizona in payment of advances made in January 2014 and February 2014. Additionally, the note holders are principal stockholders of the Company (see Notes 6), including an entity which is controlled by a member of the Company's board of directors. One of the note holders, who is the brother of the CEO of the Company, is also a principal stockholder. These notes were to mature on June 30, 2014 but were extended to December 31, 2014, and are convertible at any time at either the option of the holder into shares of the Company’s common stock at a conversion price of $0.40 per share. At March 31, 2016, the Company had $6,208 in accrued interest on the notes. On December 30, 2014, the maturity date had been extended to July 2015 at which time the Company’s management commence discussion with the lenders for further extensions.  In February 2016, the maturity dates of the notes were extended to July 1, 2016.

At March 31, 2016, the principal amounts of these convertible notes amounted to $100,000. The Company has determined that there was no beneficial conversion feature associated with these notes as the conversion price of the notes was higher than the fair value of the Company’s common stock based on a sales transaction that occurred in March 2014.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 4 – LOANS AND NOTES PAYABLE (continued)

Promissory notes (including related party)

Between April 2014 and August 2015, the Company issued 3% promissory notes in the aggregate principal amount of $648,450. One of the note holders who has an unpaid principal balance of $223,359 is a principal stockholder of the Company which is controlled by a member of the Company’s board of directors (see Note 5). One of the note holders who has an unpaid principal balance of $213,331 is the father of the CEO of the Company (see Note 5). These two related party notes totaled $436,690 and additionally, at March 31, 2016 and December 31, 2015, the Company owed a total of $211,760 and $186,760, respectively, from various unrelated parties with similar terms with those of the related party notes. These proceeds from these notes were used for working capital purposes. The promissory notes in the aggregate principal amount of $623,450 matured on July 1st 2015 and promissory note in the principal amount of $25,000 matured on December 31, 2015 at which time the Company’s management commenced discussion with the lenders for further extensions. In February 2016, the maturity dates of the notes were extended to July 1, 2016.

At March 31, 2016, the Company had $29,870 in accrued interest on these promissory notes.

Notes payable consisted of the following:
	March 31, 2016	June 30, 2015
Notes payable – unrelated party	$211,760	$186,760
Notes payable – related party (see Note 5)	436,690	436,690
Total notes payable	$648,450	$623,450

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

In March 2014, the AGT Arizona issued 3% convertible promissory notes in the aggregate principal amount of $100,000 to two affiliates of AGT Arizona in payment of advances made in January 2014 and February 2014. Additionally, one of the note holders is a principal stockholder of the Company and is controlled by a member of the Company's board of directors (see Note 4).

Between April 2014 and September 2014, the Company issued a 3% promissory note in the principal amount of $223,359 to a principal stockholder of the Company which is controlled by a member of the Company’s board of directors (see Note 4).

Between June 2014 and May 2015, the Company issued a 3% promissory note in the principal amount of $213,331 to the father of the CEO of the Company (see Note 4).

Between August 2015 and March 2016, a related party loaned a total of $177,165 to the Company. The related party is the father of the CEO of the Company (see Note 5).

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

Between September 2014 and March 2015, the Company’s former COO provided advances to the AGT Arizona for working capital purposes for $18,000. The advance was due on demand and interest free. The Company paid back $3,000 in November 2014 leaving a balance of $15,000 as of March 31, 2016.

Between November 2014 and March 2015, the Company’s former CFO provided advances to the subsidiaries of the Company for working capital purposes for $75,000. The advance was due on demand and interest free. As of March 31, 2016, advances owed to the former CFO amounted to $75,000.

In March 2015, the Company’s former CEO provided advances to the subsidiaries of the Company for $2,500 for working capital purposes. The advance was due on demand and interest free. As of March 31, 2016, advances owed to the former CEO amounted to $2,500.

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

On September 2, 2015, Mr. Boyko, Mr. Barbosa and Ms. Borgen resigned their positions as executive officers of the Company.

Between October 2015 and December 2015, Mr. Russell Corrigan, then a stockholder of the Company, provided advances to the Company for working capital purposes for an aggregate amount $13,762. The advances are due on demand and interest free. As of March 31, 2016, advances owed to Mr. Corrigan amounted to $13,762.  In February 2016, Mr. Corrigan was appointed an executive officer and member of the Company's Board of Directors.

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

Stock options

A summary of the stock options and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
June 30, 2015	3,000,000	0.64	4.35
Granted	-	-	-
Exercised	-	-	-
Forfeited	(1,850,000)	0.65	4.10
Cancelled
Balance outstanding at March 31, 2016	1,150,000	$0.63	3.55

Options exercisable at March 31, 2016	1,150,000	$0.63
Options expected to vest	-

Weighted average fair value of options granted during the period ended March 31, 2016			$-

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (continued)

A total of 1,850,000 stock options were forfeited due to resignations of employees and consultants during the nine months ended March 31, 2016.

Stock options outstanding at March 31, 2016 as disclosed in the above table have $0 intrinsic value at the end of the period. There were no unrecognized option costs as all outstanding options were fully vested at March 31, 2016.

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

Distribution agreement - Polarchem

On November 5, 2015, the Company entered into a Distribution Agreement with Polarchem Associated Limited, Polarchem International Ltd. and Chenvitech Ltd. (collectively, "Polarchem") pursuant to which the Company was appointed a distributor of the Polarchem products in the People's Republic of China, including Hong Kong. This new distribution agreement is in addition to the Company’s existing February 2014 30-year agreement with Polarchem granting the Company an exclusive rights to the proprietary technology in the United States, Canada and Mexico. Under the terms of the new agreement, in addition to purchasing the Polarchem products at an agreed upon price, the Company agreed to pay Polarchem a royalty of $0.60 per liter for three years and thereafter such amount as shall be mutually agreed upon by the parties.  The agreement requires the Company to satisfy certain minimum purchase quantities before February 28, 2016, as well as for the period ending August 28, 2016.  Upon satisfying these purchase requirements, commencing in the second year of the agreement, the Company will be granted manufacturing rights subject to certain sales targets.  If the Company fails to meet any of these requirements, the agreement can be terminated by Polarchem upon 90 days notice to us, subject to our ability to cure the breach.  If the Company fails to meet the minimum purchase requirements, the Company may extend the term of the agreement for a year at a time by paying Polarchem the balance of any royalties which are due up to the minimum purchase quantities for that year.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

The new distribution agreement grants the Company the right to license or sublicense the rights under the agreement, and the Company was also granted the right to sublicense the manufacturing rights within 12 months providing that the Company has achieved certain minimum purchase levels. The new distribution agreement contains customary confidentiality provisions as well as a 24 month non-compete from the termination of the agreement within the PRC. As of March 31, 2016, the Company has prepaid a total of $225,000 which is included in prepaid expenses and other current assets, against future orders and has satisfied the minimum purchase quantities per the terms of the Distribution Agreement.

Distribution agreement - Stina

On February 1, 2016, the Company and its subsidiary, AGT Softwave, entered into a Distribution Agreement (the “Stina Agreement”) with Stina Resources Ltd. (“Stina”) for the Canadian distribution rights for AGT Soft Wave’s water treatment technology.  Pursuant to the Stina Agreement, the Company agreed to grant Stina non-exclusive distribution rights to distribute products of AGT Soft Wave within Canada. Within 30 days of the execution of the Stina Agreement, Stina is to pay CDN$25,000 which is approximately USD $19,000 as consideration for the granting the non-exclusive distribution rights. Stina may at its discretion acquire exclusive distribution rights in Canada from the Company in exchange for an aggregate sum of CDN$250,000 (approximately USD $192,000 which is subject to change due to conversion rate changes) (the “Purchase Price”) comprising of the CDN $25,000 initial payment and three payments of CDN $75,000 (approximately USD $58,000 which is subject to change due to conversion rate changes) upon reaching certain gross monthly revenue threshold. The Company shall retain a royalty of 12% of all gross revenues derived from the sale or lease of the products of AGT Soft Wave in Canada. Upon the payment of the Purchase Price, the term of the exclusive distribution rights will be for a 25-year period subject to earlier termination in accordance with the provision of this Agreement. Two of the shareholders of the Company are also directors of Stina.  Mr. Russell Corrigan is a principal stockholder of Stina, however, at the time of the negotiations for the Agreement he had not yet been appointed an executive officer and director of the Company. In April 2016, Stina paid the initial payment of CDN $25,000 which is approximately USD $19,000.

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

Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	2-3 years	4-5 years	5+ years
Operating lease	$179,400	$32,400	$91,200	$55,800	-
Total	$179,400	$32,400	$91,200	$55,800	$-

Rent expense was $33,106 and $38,009 for the nine months ended March 31, 2016 and 2015, respectively.

Patent Assignment

In July 2014, Gary Dean Wilson and Michael Dean Brown, the inventors of certain patented technology used by Soft Wave, assigned all of their right title and interest in and to that certain U.S. Patent No. 8,477,003, Serial No. 13/262.227 for apparatus for generating a multi-vibrational field to the Company in exchange for the payment of royalties. In September 2014, the Company agreed to pay a royalty of an aggregate of 5% to Mr. Wilson and Mr. Brown based on annual gross sales income related to the patent. Payment of royalty shall be on the 15th of the month following the receipt of the associated sales. The royalty shall have a maximum payout of $20 million. In October 2014, the Company orally re-negotiated the payments terms whereby the royalty has increased to 6% and royalties will be paid to Mr. Wilson (2%), Mr. Brown (2%) and three other key Soft Wave associates (2%). In February 2016 the Company entered into a written agreement memorializing the current terms with Mr. Brown and the two other key Soft Wave associates; however, Mr. Wilson and one key Soft Wave associate refused to execute the agreement.  During the nine months ended March 31, 2016, the Company recorded royalty expense of $12,260. As of March 31, 2016, the Company has accrued royalty expense of approximately $15,148 in connection with the patent assignment. Between December 2015 and January 2016, the Company paid royalty of $9,048 to Mr. Brown and a total $6,786 to the other 2 key Soft Wave associates.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

Throughout 2015, several of the customers acquired by the Company pursuant to the Asset Purchase Agreement (see Note 3) began to cancel existing contracts with the Company.  Management undertook an investigation which led to the discovery of potential patent infringement and contract interference by one of the inventors, Mr. Gary Wilson and previous employees, Mr. Bruce Barker, Mr. Stephen Clausi, and Mr. Brian Barker, operating through companies Enhanced Life Water Solutions, LLC and True Water LLC. On December 8, 2015, the Company filed a lawsuit in the United States District Court, District of Arizona alleging ten causes of action against the above-referenced defendants whereby the Company asserted claims for compensatory, consequential and incidental damages not less than $2.0 million plus pre-judgment and post-judgment interest, punitive damages and attorneys’ fee and costs incurred. On December 8, 2015, along with the Complaint, the Company filed for a temporary restraining order and preliminary injunction.  The oral argument for the Preliminary Injunction took place on January 28, 2016.  The courts did not rule in favor of the Company in the action of granting a temporary restraining order and preliminary injunction for the duration of the court case into potential patent infringement and contract interference against the above mentioned defendants. The Company is in process of pursuing an appeal in this decision. This case is also ongoing and has entered into the discovery phase. The Company will continue to assert its claims as listed above.

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

The plaintiffs are asserting claims for compensatory damages on unpaid compensation, unpaid advances and unreimbursed expenses in the approximate amount of $263,000 plus pre and post judgement interest and incurred attorneys’ fees.   On December 21, 2015, the plaintiffs filed a first amended complaint to include Russell Corrigan and John Mooney, executive officers and/or members of the board of directors of the Company together with two related parties of the Company as defendants in this complaint. The related parties are the brother and father of the CEO of the Company.

The Company has engaged counsel to represent the Company in this matter and expect to vigorously defend the action. On February 5, 2016, the Company filed a counter claim against these former executive officers and directors alleging breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing, civil conspiracy, unjust enrichment, constructive fraud and negligent misrepresentation. The Company is asserting claims for compensatory, consequential and incidental damages not less than $2.5 million plus punitive damages and attorneys’ fee and costs incurred. The Company has aggressively pursuing this legal matter and unable to estimate any final outcome at this time and accordingly, the Company has not recorded any liability related to this matter other than the $90,000 advances made to the Company as described above and has been recorded under due to related parties as reflected in the accompanying consolidated balance sheet. To date, this case is ongoing and no material change has occurred.

On March 4th 2016, a former employee of the Company, Mr. Brady Bruce, filed suit against the Company in Superior Court of Arizona Maricopa County alleging claims for unpaid wages for the period from June 30, 2015 through September 2, 2015, unreimbursed expenses of $1,555, potential damages plus pre-judgment and post-judgment interest, and attorneys’ fee and costs incurred. The Company in response to this legal action has engaged legal counsel and the Company’s response and action is ongoing. The Company is unable to estimate any final outcome at this time and accordingly, the Company has not recorded any liability related to this matter other than the accrued salaries of $10,375 for the period from June 30, 2015 through September 2, 2015 and unreimbursed expenses of $1,555 which have been included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheet.

Memorandum of Understanding

Between January 2016 and February 2016, the Company received refundable advances aggregating $200,000 for the purchase of Polarchem products from an unrelated party. Such unrelated party is a party to a Memorandum of Understanding (“MOU”) with the Company dated in October 2015, whereby the unrelated party is interested of acquiring exclusive rights to the Polarchem products for the People’s Republic of China. The unrelated party is required to conduct its due diligence and testing of the Polarchem products in accordance with the MOU. Upon successful conclusion of the product testing, the MOU provides for the parties to enter into a definitive license agreement whereby the unrelated party shall pay the total amount of $1 million as license fee to the Company and shall record such license fee as deferred revenue which will be recognized as revenue over the terms of the agreed upon license agreement. Additionally, in December 2015, the unrelated party paid a customer deposit of $50,000 towards future demonstration services to be performed by the Company. As of March 31, 2016, the Company has not entered into a definitive license agreement. Consequently, the Company reflected a total of $250,000 of customer deposits on the accompanying consolidated balance sheet in connection with this MOU as of March 31, 2016.

AMERICA GREENER TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 8 – SUBSEQUENT EVENTS

In April 2016, the Company sold 496,000 shares of the Company’s common stock for $149,000 or $0.25 per share. The Company received a total of $74,000 between April 2016 and May 2016. The balance of $50,000 is expected to be received by the Company prior to the end of May 2016.

In April 2016, the Company collected the initial payment of CDN $25,000 which is approximately USD $19,000 from Stina per the terms of the Distribution Agreement (see Note 7).

In April 2016, the Company paid back approximately $19,000 loan to a related party who is the father of the current CEO of the Company.

In May 2016, the Company received Polachem inventory worth approximately $55,000 in value which was paid by an unrelated party to be used for future demonstration services to be performed by the Company as part of their due diligence and testing of the Polarchem products in accordance with the Memorandum of Understanding dated in October 2015 (see Note 7).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended March 31, 2016 and 2015 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A, Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our Annual Report on Form 10-K for the year ended June 30, 2015, this report, and our other filings with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

We focus on process improvement and environmental solution technologies, for the power, petrochemical, heavy industrial, and commercial market places, both in power generation and water process systems involved in cooling and refrigeration. Our two technologies include AGT Soft Wave which is an electronic alternative to chemical based water treatments for controlling and eliminating scale while providing water conservation for cooling systems through increased cycles and AGT Polarchem, a licensed technology which provides environmental and improved operation efficiencies on the fire side of both coal and natural gas.

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

              Our acquisition of the Soft Wave customer service agreements has resulted in increased sales opportunities via cross-selling opportunities between existing and targeted AGT Arizona and AGT Soft Wave customers. These acquired customer service agreements have provided us with an additional revenues ranging from approximately $17,000 to $23,000 per month during the nine months ended March 31, 2016. These agreements have been in place for several years with virtually no attrition. The technicians and sales team previously servicing the Soft Wave accounts were initially hired as employees of AGT Soft Wave and continued to service customers that existed at the time of the acquisition.  In September 2015, however, we have terminated these employees due to insufficient working capital. Beginning in late December 2015, we have employed one technician, one temporary technician (located in California), one service installer and one sales person under a full time basis.  Consequently, we have experienced a decline in revenues from historic levels.

             On February 1, 2016, we and our subsidiary, AGT Softwave, entered into a Distribution Agreement (the “Stina Agreement”) with Stina Resources Ltd. (“Stina”) for the Canadian distribution rights for AGT Soft Wave’s water treatment technology.  Pursuant to the Stina Agreement, we agreed to grant Stina non-exclusive distribution rights to distribute products of AGT Soft Wave within Canada. Within 30 days of the execution of the Stina Agreement, Stina is to pay CDN$25,000 (approximately USD $19,000) as consideration for the granting the non-exclusive distribution rights. Stina may at its discretion acquire exclusive distribution rights in Canada from us in exchange for an aggregate sum of CDN$250,000 (approximately USD $192,000 which is subject to change due to conversion rate changes) (the “Purchase Price”) comprising of the CDN $25,000 (approximately USD $19,000) initial payment and three payments of CDN $75,000 (approximately USD $58,000 which is subject to change due to conversion rate changes) upon reaching certain gross monthly revenue threshold. We shall retain a royalty of 12% of all gross revenues derived from the sale or lease of the products of AGT Soft Wave in Canada. Upon the payment of the Purchase Price, the term of the exclusive distribution rights will be for a 25-year period subject to earlier termination in accordance with the provision of this Agreement. Two of the shareholders of the Company are also directors of Stina.  Mr. Russell Corrigan is a principal stockholder of Stina, however, at the time of the negotiations for the Agreement, he had not yet been appointed an executive officer and director of the Company. In April 2016, Stina paid the initial payment of CDN $25,000 which is approximately USD $19,000. No revenues were generated in connection with the Stina Agreement during the three and nine months ended March 31, 2016.

            AGT Polarchem is a proprietary technology for which we hold a 30-year exclusive license for the U.S., Canada and Mexico that allows soft cleaning of industrial boiler heat transfer surfaces that allows for continued operations during the cleaning process. This online cleaning allows users to optimize their boiler system, thereby reducing fuel consumption while also decreasing pollution and long-term degradation of their equipment. Our target market includes coal fired power plants, petroleum refineries, waste to energy facilities, biomass facilities, incinerators and other similar combustion operations. On November 5, 2015, we entered into a Distribution Agreement with Polarchem pursuant to which we were appointed a distributor of the Polarchem products in the People's Republic of China, including Hong Kong. The agreement requires us to satisfy certain minimum purchase quantities before February 28, 2016, as well as for the period ending August 28, 2016. The new distribution agreement grants us the right to license or sublicense the rights under the agreement, and we were also granted the right to sublicense the manufacturing rights within 12 months providing that we have achieved certain minimum purchase levels. As of March 31, 2016, we have prepaid a total of $225,000 against future orders and has satisfied the minimum purchase quantities per the terms of the Distribution Agreement. During the three and nine months ended March 31, 2016, we did not generate any revenues related to the completion of services associated with AGT Polarchem.

              Although we do not have any commitments for capital expenditures, we do not have sufficient working capital to fund our operations and satisfy our obligations as they become due. Our lack of working capital is adversely impacting our ability to grow our company and continue our day to day operations. We will need to raise at least $2.0 million to repay debt and provide twelve months working capital and funds required to invest in AGT Soft Wave to increase our sales and also to provide funding for marketing and sales, IT infrastructure, manufacturing equipment, the purchase of Polarchem inventory for expected contracts, our operating infrastructure, fund the additional costs of our public company reporting obligations and satisfy our obligations as they become due. To date, we have been principally dependent upon advances and loans from related parties to fund our operations and at March 31, 2016 we owe those related parties an aggregate of approximately $820,000. In addition, since April 2014, we have borrowed an additional $212,000 from third parties under promissory notes which matured from July 2015 and December 2015 and additional loan of $50,000 which is non-interest bearing and is due on demand. In third quarter of fiscal 2016, we received an aggregate net proceeds of $235,000 from the sale of shares of our common stock in a private transaction, a related party lent us an aggregate of $177,000 and we borrowed $25,000 from a third party under promissory note dated in August 2015 which matured in December 2015.  While we are currently negotiating with this third party to provide additional debt financing to us, there are no assurances the terms will be acceptable to us.  There are also no assurances that these related parties will continue to advance funds to us for our working capital needs. Given the small size of our company, the early stage of our operations, we have found it difficult to raise sufficient capital to meet our needs. While we continue to explore a variety of potential sources of equity or debt financing for our company, if we are unable to access capital as needed, our ability to grow our company is in jeopardy and, absent a significant increase in our revenues, we may be unable to continue as a going concern.

Going Concern

We have incurred net losses of approximately $6.2 million since inception through March 31, 2016. The report of our independent registered public accounting firm on our consolidated financial statements for fiscal 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate consistent revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

During the three and nine months ended March 31, 2015, we generated revenues both from the provision of services associated with our historic business as well as from revenues under the service agreements we acquired as part of our acquisition of Soft Wave in October 2014. During the three and nine months ended March 31, 2016, all of our revenues were associated with our AGT Soft Wave operations.  During the three and nine months ended March 31, 2016, our revenues decreased by approximately 69% and 68%, respectively, as we did not generate any revenues related to the completion of services associated with AGT Polarchem as compared to the three and nine month ended March 31, 2016.

During the second quarter of fiscal 2016 we began reorganizing our sales and marketing efforts for our AGT Soft Wave operations. While we are growing within our existing clients and the areas of operation such as in Oxnard, California, Salinas California and Yuma, Arizona, our total sales restructuring changes are expected to be built around one salaried sales person who will manage existing clients and our commissioned only compensated sales force. Our commissioned only sales staff will be formed through building relationships in the HVAC, cooling tower and installation industry. Additionally this program is now being expanded to include a hotel service company. Beginning in late December 2015, we have employed one technician, one temporary technician (located in California), one service installer, and one sales person under a full time basis for our AGT Soft Wave operations.  This sales program is intended to be sold as an add-on to those existing businesses and new client sales. The plan of expanding in jurisdictions we already have is designed to dramatically lower our servicing and travel expenses and to also transition from demonstration type installs to a sales based installations. Although our analysis of these markets and customers show the ability to significantly increase AGT Soft Wave revenues, we have yet to confirm that we are able to sell to these customers and that a commission-based sales force can be effective.

In February 2016, our CEO and Mr. Jim Mack, a former director of the Company, have resumed ourmarketing efforts of the Polarchem products in the coal fire power plant industry in the state of Arizona.

As described elsewhere in this report, in February 2016, we entered into a Distribution Agreement with Stina Resources Ltd. (“Stina”) for the Canadian distribution rights for AGT Soft Wave’s water treatment technology.  We will be entitled to a royalty of 12% of all gross revenues derived from the sale or lease of the products of AGT Soft Wave in Canada. We expect that our revenues will increase in the future as a result of the execution of the Distribution Agreement with Stina, however, we are unable at this time to estimate the amount of the expected increases. No revenues were generated in connection with the Stina Distribution Agreement during the three and nine months ended March 31, 2016.

Our cost of sales includes the cost of the product and labor cost. The cost of sales is not expected to change substantially during fiscal 2016, although we do believe we are underpriced given the savings our products provide to our customers. We continue to evaluate what the market price should be for our products and believe that increases in our pricing during fiscal 2016 or beyond as the value continues to be proven via internal data collection, third party testing, and customer testimonials. During the three and nine months ended March 31, 2016, our cost of sales decreased by approximately 50% and 134%, respectively, and was primarily attributable to the decrease in our Polarchem revenues.

Our total operating expenses for the third quarter of fiscal 2016 consisted primarily of marketing, selling and administrative expenses, compensation, professional fees, consulting fees, and general and administrative expenses. During the three and nine months ended March 31, 2016, we did not have a comparable non-cash compensation associated with stock options granted to our management, employees and a board member for which there were approximately $367,000 and $1,837,000 non-cash compensation during the three and nine months ended March 31, 2016, respectively. Our total operating expenses for the three and nine months ended March 31, 2016 excluding these non-cash compensation expense decreased 68% and 58%, respectively, as compared to the three and nine months ended March 31, 2015. Our operating expenses during the three and nine months ended March 31, 2016 have decreased which are primarily attributable to decreases in:

●
marketing, selling and advertising expenses and consulting expenses decreased during the three and nine months ended March 31, 2016 as compared to the prior period and was due to cost cutting measures as a result of lack of working capital;

●
compensation and consulting expense decreased during the three and nine months ended March 31, 2016 as compared to the prior period was the result of the resignation of our former officers as well as the termination of seven employees and one independent contractor in September 2015 due to insufficient working capital.

●
general and administrative expenses decreased during the three and nine months ended March 31, 2016 as compared to the prior period and were due to the decreased in utilities, insurance, travel and transportation expenses due to cost cutting measures as a result of lack of working capital.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2016, we had working capital deficit of approximately $1.4 million as compared to working capital deficit of $1.2 million at June 30, 2015. At March 31, 2016, we had $9,942 in cash as compared to $10,437 in cash at June 30, 2015.  Our current assets at March 31, 2016 increased by approximately 163% from June 30, 2015, and included accounts receivable, net, inventory and prepaid and other current assets. Prepaid and other current assets primarily represent approximately $225,000 in prepaid inventory, $17,000 of prepaid insurance and $10,000 in prepaid legal service which are being amortized over the terms of the agreements. Accounts receivable, net primarily consist of amounts due to us by our AGT Soft Wave customers.

Our current liabilities at March 31, 2016 increased by 31% from June 30, 2015 and included our accounts payable and accrued liabilities in the ordinary course of our business, as well as $723,450 in notes payable, $152,165 loans payable, $250,000 customer deposit under the terms of an MOU and $106,262 due to related parties. Included in these obligations are convertible notes in the principal amount of $100,000. The customer deposits for $50,000 shall remain to be refundable until the Company has completed the demonstration services as part of the due diligence and testing of the Polarchem products under the MOU and the $200,000 customer deposits is refundable until both parties in the MOU agreement have executed a definitive license agreement.   At the option of either the holder or our company, the principal and accrued interest is convertible in whole into shares of our common stock at a conversion price of $0.40 per share. As of the date of this report we have not received conversion notices from any of the note holders. These promissory notes, as amended, mature on July 1, 2016.  Additionally, between November 2014 and June 2015 our former COO, CFO and CEO provided advances to us for a total of approximately $95,000 for working capital purposes and currently has an outstanding balance of $92,500. Additionally, between October 2015 and December 2015, Mr. Corrigan, who was subsequently appointed as an executive officer and director of our company, provided advances to us for working capital purposes for an aggregate amount $13,762.  These advances are due on demand and bear no interest. During third quarter of 2016, we received proceeds from loans from a related party for a total of approximately $177,000 and proceeds from issuance of notes of $25,000. As described elsewhere herein, we do not have sufficient funds to repay these obligations.

Net cash used in operating activities was approximately $376,000 for the third quarter of fiscal 2016 as compared to approximately $717,000 for the third quarter of fiscal 2015.  During the third quarter of fiscal 2016 cash was used as follows:

●	net loss was approximately $455,000, and
●	an increase in our inventory and prepaid expenses and other current assets of approximately $8,000, and $161,000 respectively and
●
a decrease in our accounts receivable, of approximately $22,000, a decrease in our accounts payable and accrued expenses of approximately $55,000 and an increase in customer deposit of $250,000, partially offset by

●	non-cash operating expenses of depreciation of approximately $26,000, and bad debts of $5,600.

 During the third quarter of fiscal 2015 period cash was used as follows:

●	net loss was approximately $2.8 million, and
●	an increase in our accounts receivable of approximately $58,000, and
●
a decrease in our inventory, prepaid expenses and other current assets of approximately $77,000 and an increase in our accounts payable and accrued expenses of approximately $123,000, partially offset by a

●	non-cash operating expenses of amortization and depreciation of approximately $75,000 and stock based compensation of approximately $1.8 million.

Net cash used in investing activities related to the purchase of property and equipment for the nine months ended March 31, 2016 was approximately $0 as compared to approximately $22,800 for the nine months ended March 31, 2015.

Net cash provided by financing activities for the nine months ended March 31, 2016 was approximately $376,000 as compared to approximately $723,000 for the third quarter of fiscal 2015.  During the third quarter of fiscal 2016, we received proceeds of approximately $127,000 from the issuance of loans and a note, $235,000 from the issuance of our common stock and related party advance of $13,800.  During the third quarter of fiscal 2015, we received proceeds of approximately $289,000 from the issuance of the 3% notes, $50,000 from issuance of loans, $292,000 from the issuance of our common stock and related party advances of $96,000.

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

                 The Company has engaged counsel to represent the Company in this matter and expect to vigorously defend the action. On February 5, 2016, the Company filed a counter claim against these former executive officers and directors alleging breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing, civil conspiracy, unjust enrichment, constructive fraud and negligent misrepresentation. The Company is asserting claims for compensatory, consequential and incidental damages not less than $2.5 million plus punitive damages and attorneys’ fee and costs incurred. The Company has aggressively pursuing this legal matter and unable to estimate any final outcome at this time and accordingly, the Company has not recorded any liability related to this matter other than the $90,000 advances made to the Company as described above and has been recorded under due to related parties as reflected in the accompanying consolidated balance sheet. To date, this case is ongoing and no material change has occurred.

                 Throughout 2015, several of the customers acquired by the Company pursuant to the Asset Purchase Agreement (see Note 3) began to cancel existing contracts with the Company.  Management undertook an investigation which led to the discovery of potential patent infringement and contract interference by one of the inventors, Mr. Gary Wilson and previous employees, Mr. Bruce Barker, Mr. Stephen Clausi, and Mr. Brian Barker, operating through companies Enhanced Life Water Solutions, LLC and True Water LLC. On December 8, 2015, the Company filed a lawsuit in the United States District Court, District of Arizona alleging ten causes of action against the above-referenced defendants whereby the Company asserted claims for compensatory, consequential and incidental damages not less than $2.0 million plus pre-judgment and post-judgment interest, punitive damages and attorneys’ fee and costs incurred. On December 8, 2015, along with the Complaint, the Company filed for a temporary restraining order and preliminary injunction.  The oral argument for the Preliminary Injunction took place on January 28, 2016. The courts did not rule in favor of the Company in the action of granting a temporary restraining order and preliminary injunction for the duration of the court case into potential patent infringement and contract interference against the above mentioned defendants. The Company is in process of pursuing an appeal in this decision. This case is also ongoing and has entered into the discovery phase. The Company will continue to assert its claims as listed above.

                 On March 4th 2016, a former employee of the Company, Mr. Brady Bruce, filed suit against the Company in Superior Court of Arizona Maricopa County alleging claims for unpaid wages for the period from June 30, 2015 through September 2, 2015, unreimbursed expenses of $1,555, potential damages plus pre-judgment and post-judgment interest, and attorneys’ fee and costs incurred. The Company in response to this legal action has engaged legal counsel and the Company’s response and action is ongoing. The Company is unable to estimate any final outcome at this time and accordingly, the Company has not recorded any liability related to this matter other than the accrued salaries of $10,375 for the period from June 30, 2015 through September 2, 2015 and unreimbursed expenses of $1,555 which have been included in accounts payable and accrued liabilities as reflected in the accompanying consolidated balance sheet.

Item 1A.          Risk Factors.

None.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2016 we received a Subscription Agreement from an accredited investor pursuant to which the entity subscribed fro an aggregate of 496,000 shares of our common stock at a purchase price of $0.25 per share, for an aggregate purchase price of $124,000.  The subscriber tendered $74,000 of the purchase price, representing payment for 296,000 of the subscribed shares, and the balance of $50,000 is expected to be received by us prior to the end of May 2016.  The shares are being sold in a private transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.  We have not paid, nor do we expect to pay, any commissions or finder's fees on the sales of these shares and the proceeds will be used for working capital.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

 Not applicable to our company’s operations.

Item 5.             Other Information.

 Between April 2014 and August 2015, the Company issued 3% promissory notes in the aggregate principal amount of $648,450 and 3% convertible promissory notes in the aggregate principal amount of $100,000. The promissory notes in the aggregate principal amount of $723,450 matured on July 1st 2015 and promissory note in the principal amount of $25,000 matured on December 31, 2015 at which time the Company’s management commenced discussion with the lenders for further extensions. In February 2016, the maturity dates of the notes were extended to July 1, 2016.

Item 6.                 Exhibits.

No.	Description

10.1	Promissory Note Extension Agreement with Pacific Venture Marketing Corp. for $36,000 with extension date of July 1, 2016*
10.2	Promissory Note Extension Agreement with Pacific Venture Marketing Corp. for $21,980 with extension date of July 1, 2016*
10.3	Promissory Note Extension Agreement with Pacific Venture Marketing Corp. for $60,224 with extension date of July 1, 2016*
10.4	Promissory Note Extension Agreement with Pacific Venture Marketing Corp. for $25,000 with extension date of July 1, 2016*
10.5	Promissory Note Extension Agreement with Pacific Venture Marketing Corp. for $24,192 with extension date of July 1, 2016*
10.6	Promissory Note Extension Agreement with Pacific Venture Marketing Corp. for $24,193 with extension date of July 1, 2016*
10.7	Promissory Note Extension Agreement with Pacific Venture Marketing Corp. for $22,819 with extension date of July 1, 2016*
10.8	Promissory Note Extension Agreement with Pacific Venture Marketing Corp. for $44,952 with extension date of July 1, 2016*
10.9	Promissory Note Extension Agreement with Mr. James Corrigan for $64,000 with extension date of July 1, 2016*
10.10	Promissory Note Extension Agreement with Mr. Doug Corrigan for $24,980 with extension date of July 1, 2016*
10.11	Promissory Note Extension Agreement with Mr. Doug Corrigan for $39,980 with extension date of July 1, 2016*
10.12	Promissory Note Extension Agreement with Mr. Doug Corrigan for $34,980 with extension date of July 1, 2016*
10.13	Promissory Note Extension Agreement with Mr. Doug Corrigan for $13,410 with extension date of July 1, 2016*
10.14	Promissory Note Extension Agreement with Mr. Doug Corrigan for $99,980 with extension date of July 1, 2016*
10.15	Promissory Note Extension Agreement with Pawnee Trading Co. Ltd for $24,970 with extension date of July 1, 2016*
10.16	Promissory Note Extension Agreement with ELCO Securities Ltd. for $30,000 with extension date of July 1, 2016*
10.17	Promissory Note Extension Agreement with ELCO Securities Ltd. for $20,000 with extension date of July 1, 2016*
10.18	Promissory Note Extension Agreement with ELCO Securities Ltd. for $20,000 with extension date of July 1, 2016*
10.19	Promissory Note Extension Agreement with ELCO Securities Ltd. for $21,800 with extension date of July 1, 2016*
10.20	Promissory Note Extension Agreement with ELCO Securities Ltd. for $25,000 with extension date of July 1, 2016*
10.21	Promissory Note Extension Agreement with Ms. Daphne Thomas for $24,990 with extension date of July 1, 2016*
10.22	Promissory Note Extension Agreement with Ms. Daphne Thomas for $20,000 with extension date of July 1, 2016*
10.23	Promissory Note Extension Agreement with 9051 Investments Ltd. for $25,000 with extension date of July 1, 2016*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*           filed herewith

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA GREENER TECHNOLOGIES, INC.

May 23, 2016	By:	/s/ Russell Corrigan
Russell Corrigan, Chief Executive Officer, principal financial and accounting officer